Form 10KSB
period 1997-12-31
SFORZA ENTERPRISES INC
filed 1998-04-15
CIK 1042988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                      [X]  ANNUAL REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                    [  ]  TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  000-23251

                           --------------------------

                            SFORZA ENTERPRISES INC.
                 (Name of small business issuer in its charter)

           FLORIDA                                                               65-0705377
   (State or other jurisdiction                                                (I.R.S. Employer
of incorporation or organization)                                           Identification Number)


      490 EAST PALMETTO PARK ROAD, SUITE 110, BOCA RATON, FLORIDA  33432
                                (561) 392-0611
        (Address and telephone number of principal executive offices)

                             --------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [  ]

The Registrant's revenues for its most recent fiscal year totaled $4,163,475.

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on March 11, 1998, as reported by the Over the Counter Electronic Bulletin Board(R), was approximately $1,241,938.125.

As of March 11, 1998, there were 1,060,001 shares of Sforza Enterprises Inc. Common Stock, $.01 par value, outstanding.

Portions of the Registrant's Proxy Statement to be filed within one hundred twenty (120)days of the end of the Registrant's fiscal year are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format:     Yes  [  ]           No  [X]

ITEM 1.  DESCRIPTION OF BUSINESS.


OVERVIEW

         Sforza Enterprises Inc. (the "Company") owns and operates, through two wholly-owned subsidiaries, two upscale, moderately priced restaurants located in West Palm Beach, Florida (the "West Palm Beach Restaurants"). On December 30, 1997, the Company consummated its planned acquisition of 51% of the equity interests in four entities, each of which owns or is developing one restaurant using the Max's Grille Restaurant concept (the "Max's Grille Restaurants"). Currently, the two West Palm Beach Restaurants are open and one of the Max's Grille Restaurants is open. All of the restaurants are managed by Unique Restaurant Concepts, Inc. ("URC"), a company controlled by and affiliated with the owners of the remaining 49% of the equity interests in the Max's Grille Restaurants and certain of the directors of the Company. (See "Restaurant Management.") The investments in the entities which own the Max's Grille Restaurants are accounted for using the equity method.

HISTORY

         Castle Room, Inc. was incorporated in May 1995 by Company directors Dale J. Brisson and Joseph C. Visconti to develop Sforza Ristorante, one of the West Palm Beach restaurants. Clematis Bistro Corporation was incorporated in April 1996 by Mr. Visconti to develop My Martini Grille, the other West Palm Beach restaurant. Sushi Enterprises, Inc. was incorporated in July 1996 by Messrs. Brisson and Visconti to develop a sushi restaurant. The Company was incorporated in July 1996 as a holding company for the three corporations. Messrs. Brisson and Visconti exchanged their founders' shares in Castle Room, Inc. for founders' shares in the Company, and the Company capitalized Clematis Bistro Corporation and Sushi Enterprises, Inc. with proceeds of private securities offerings. Management determined not to proceed with the development of the sushi restaurant because it determined that the market and competitive conditions were unfavorable.

THE WEST PALM BEACH RESTAURANTS

         Sforza Ristorante. The Company owns a full-service, mid-priced, casual dining northern Italian restaurant named "Sforza Ristorante." Sforza Ristorante offers an extensive menu featuring a wide variety of seafood, chicken and pasta dishes, appetizers, salads and desserts. The restaurant offers full bar service. Since its February 1996 opening, food and alcoholic beverages have accounted for approximately 57% and 43% of restaurant sales, respectively. The restaurant offers generous portions at moderate prices while providing friendly and efficient service in a high-energy casual atmosphere intended to appeal to a broad customer base, particularly young upscale adults. As a result, the Company believes that the restaurant has generated a high level of repeat business and customer loyalty. Sforza Ristorante offers dinner entrees between $8 and $18, with an average dinner entree price of $14. The Company believes that by emphasizing casual dining, high quality, large portions and moderate prices, Sforza Ristorante will remain popular with consumers.

         Sforza Ristorante reflects an elegant yet casual European concept featuring a plush red and gold decor. The eclectic design blends the ambiance of renaissance Tuscany with the energy of a rejuvenated urban area, using period fabric drapery treatments, which are enhanced by unique hand faux finished walls. Contemporary styled sconces and pendants illuminate the dining and bar areas with soft, inviting light, enhancing the casual upscale dining experience and establishing a distinct identity for the restaurant. The Company believes that the decor presents a unique identity for the restaurant.

         My Martini Grille. The Company owns a full-service upscale grill named "My Martini Grille." My Martini Grille, which opened in February 1997, was designed to serve a sophisticated clientele, including business diners. The My Martini Grille concept embraces an elegant and timeless early twentieth century motif, with an art nouveau theme. This sleek art nouveau restaurant and bar recaptures the sophisticated allure of the martini culture. Cocktails are complemented with deep mahogany walls and rich purple and golds. Stylish stainless steel accents mix with unique Italian light fixtures to create a relaxed ambiance. All of the elements enhance the dining experience and establish a distinct identity for My Martini Grille. My Martini Grille offers dinner entrees between $16 and $30, with an average dinner entree price of $20.

THE MAX'S GRILLE RESTAURANTS

         On December 30, 1997, the Company acquired 51% of the limited partnership interests in the entities that own the Max's Grille Restaurant located at 17 South Atlantic Boulevard ("Beach Place") and the Max's Grille Restaurants under construction at 300 Southwest First Avenue ("Las Olas Riverfront") in Fort Lauderdale, Florida and at 2210 Weston Road, in Weston, Florida ("Weston"), plus the entity that will own the next Max's Grille to be developed, the location of which is to be determined. Each of the Max's Grille Restaurants will replicate the Max's Grille Restaurant in Boca Raton, Florida. Beach Place opened in May 1997. Las Olas Riverfront is expected to open in April 1998. Weston is expected to open in the fall of 1998. The Company has the right to designate the majority of the directors of the corporations serving as general partners of the Max's Grille Restaurants.

         The Las Olas Riverfront, a new 270,000 square foot shopping center on the New River, the main water thoroughfare dissecting downtown Fort Lauderdale, will be anchored by a 24 screen stadium-seating movie theater and an 80,000 square foot amusement center. The Max's Grille Restaurant located at the Las Olas Riverfront will be 6,500 square feet, seating 200 inside and 40 on an outside patio when it opens for business in April 1998.

         In Weston, the Max's Grille Restaurant will co-anchor the new 200,000 square foot Waterway Shoppes. It will also be 6,500 square feet, seating 200 inside and 40 on an outside lakefront patio when it opens for business in the fall of 1998.

         Each of the Max's Grille Restaurants is owned by a distinct Florida limited partnership formed exclusively to own, develop and operate one restaurant. The sole general partner of each limited partnership is a Florida corporation owned by Company directors Daniel Catalfumo, Dennis Max (and his wife, Patti Max) and Burt Rapoport. URC manages every restaurant in which Messrs. Catalfumo, Max and Rapoport have an interest.

         The typical setting for a Max's Grille Restaurant is a high-profile upscale community, where an average food and beverage check of $25 could foster repeat visits by patrons. Young professional and prosperous active "golden agers" - the demographic group that according to the National Restaurant Association spends more money dining out than any other age group - comprises Max's Grille's regular clientele.

         Max's Grille in Boca Raton, Florida, which is not owned by the Company but which served as the model for the Max's Grille Restaurants in which the Company has an ownership interest, incorporates casual dining, moderate prices and a cosmopolitan ambiance in a comfortable relaxed atmosphere. Opened in 1991, the 225-seat restaurant has been serving a mix of new American and Continental cuisine with a wide variety of wines and a full-service bar. The decor features a free-standing mahogany bar, high ceilings with star chandeliers and floating window treatments. The restaurant specializes in its fresh, simply-prepared cuisine, with am emphasis on the cooking of Florida, California, New Orleans, Europe and the Pacific. The future Max's Grille restaurants are expected to use the same theme.

         The Max's Grille concept was first replicated in 1995 in Celebration, Florida, The Walt Disney Co.'s planned community near Orlando, Florida. URC successfully competed against restaurant companies from across the nation for the right to open a restaurant in that community. The Max's Grille Restaurant in Celebration is owned by The Celebration Company, an unaffiliated third party, and managed by Unique Orlando Inc., a Florida corporation owned by Company directors Messrs. Catalfumo, Max (and his wife) and Rapoport.

         URC also manages Maxaluna, Max's Cafe and Coffee Shop (two locations), Prezzo's (three locations) and Astor Place restaurants, all located in South Florida.

RESTAURANT MANAGEMENT

         URC, the restaurant management company owned by Company directors Messrs. Catalfumo, Max (and Mrs. Max) and Rapoport, operates the West Palm Beach Restaurants and is operating and will operate all of the Max's Grille Restaurants, as well as nine other existing restaurants. From February through May 1997, URC provided management services pursuant to an informal arrangement. URC has since then managed the West Palm Beach Restaurants pursuant to the terms of a Management and Consulting Agreement dated June 1, 1997. Under these arrangements, management fees totaled $58,000 through October 31, 1997. Thereafter URC receives a fee of one percent of net sales plus 20 percent of the net operating profit, paid monthly. (Net operating profit equals net sales less direct operating and other allocable expenses.) Total fees for 1997 amounted to $63,309. Additionally, URC received an option to acquire 75,000 shares of the Company's Common Stock exercisable at $5.00 per share and expiring on December 31, 1999 in partial consideration of its agreement to provide management services at a reduced fee. URC is responsible for determining menu and bar items, designing menus, creating recipes, taste testing and costing; interviewing, hiring and training personnel and developing personnel policies and manuals; developing operating policies and manuals; developing and implementing a marketing plan; and otherwise operating the restaurants. The agreement can be terminated by the Company in the event of misappropriation of Company funds, disreputable conduct on the part of either of Messrs. Rapoport or Max or breach.

         On December 30, 1997, each of entities owning a Max's Grille Restaurant entered into a management agreement with URC, pursuant to which URC will manage the Max's Grille Restaurants. This agreement is terminable for any reason by any party with ninety days prior written notice, or immediately by the Companies under certain circumstances specified in the agreement.

         The staff of each Company restaurant (including the Max's Grille Restaurants) consists of a general manager, a chef and between 20 and 70 other employees managed by URC. Restaurant managers are entitled to participate in an annual discretionary bonus program based upon the financial and operational results of their particular restaurant.

         The Company believes that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to the restaurants' long-term success. During URC's training program, restaurant managers are taught to promote the Company's team-oriented atmosphere among restaurant employees, with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The Company believes that the quality and training of its restaurant managers and staff results in friendly, courteous, efficient service which contributes to a casual and pleasurable dining experience for the customer.

COMMITMENT AND CUSTOMER SATISFACTION

         The Company's commitment to customer satisfaction is underscored by URC's employee training program, which is required for all Company personnel. URC has refined its training program over 10 years, producing manuals on policies and procedures and an employee handbook. The Company's restaurant employees spend a full week training, from orientation on cultures and standards to classroom lessons to hands-on instruction. Tests are given each day to monitor retention. Food tasting is included. The final step is a three-day mock service for family, friends and vendors.

         Through the use of comment cards and table visits, Company management and URC receive valuable customer feedback and, through prompt responses, demonstrate a continuing devotion to customer satisfaction.

QUALITY CONTROL

         The Company maintains a continuous inspection program for all its food purchases. Each shipment of food is inspected upon receipt for quality and conformance to the Company's specifications. In addition, fresh fish is inspected by kitchen staff at the time of delivery. The restaurant's employees are educated as to the correct handling and proper physical characteristics of each product.

         The Company's general managers are all responsible for properly training hourly employees and ensuring that the Company's restaurants are operated in accordance with strict health and quality standards. The Company believes that its inspection procedures and its employee training practices help the Company to maintain a high standard of quality for the food and service it provides.

PURCHASING

         Obtaining a reliable supply of quality food at competitive prices is critical to the Company's success. By affiliating with URC, the Company is part of a group that purchases over $14 million of food and other products and services for 13 restaurants. Food and supplies are shipped directly to the Company's restaurants. The Company does not maintain a central product warehouse or commissary. The Company believes its diverse menu selection reduces the risk and minimizes the effect of the shortage of any food products. To date, the Company generally has not experienced any significant delays in receiving its foods and beverage inventories, restaurant supplies or equipment.

ADVERTISING AND MARKETING

         Advertising and marketing expenditures were approximately 2% of sales during each of 1996 and 1997. The Company sponsored charitable events, participated in cooking competitions (regional and national), advertised in local magazines and newspapers and gave away drinks and meals at tables and through radio promotions.

MANAGEMENT INFORMATION

         The Company maintains financial and accounting controls for each restaurant through a central management information system. Sales data is collected daily, and managers are provided with daily sales and cash information for their respective restaurants. A point-of-sale accounting and cash management system enables the Company to access each restaurant's sales, inventory, costs and other financial data on a real-time basis. The point-of-sale accounting and cash management system enables both restaurant management and Company management to react quickly to changing sales trends, better manage food, beverage and labor costs, minimize theft and improve the quality and efficiency of accounting and audit procedures. Software programs enable the Company to forecast and schedule labor requirements.

COMPETITION

         Competition in the restaurant industry is intense. The industry, particularly the full-service casual dining segment, is likely to attract a significant number of new entrants. The Company also expects to face competition from a broad range of other restaurants and food service establishments, including fast food restaurants, which specialize in a variety of cuisines. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthy, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences.

         The Company competes with other restaurants on the basis of price, atmosphere, decor and service.

GOVERNMENT REGULATION

         The Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. The Company believes it complies with all applicable government regulations.

         The Company is also subject to laws governing its relations with employees, including wage and hour laws, and laws and regulations relating to working and safety conditions and citizenship or immigration status.

SERVICEMARKS AND PROPRIETARY INFORMATION

         The Company has registered the servicemarks "Sforza" and "My Martini" with the Secretary of State of Florida. The Company believes that its servicemarks have significant value and are essential to its ability to create demand for and awareness of its restaurants.

EMPLOYEES

         The Company (excluding the Max's Grille Restaurant employees) employs approximately 145 people, of whom 10 are management or administrative personnel and the rest are employed in non-management restaurant positions.
Approximately 130 of these individuals are employed by the Company on a full-time basis. All management and administrative personnel are salaried and non-management personnel are on an hourly basis. The Company considers its employee relations to be good. None of the Company employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently occupies approximately 2,200 square feet for its offices located in Boca Raton, Florida, which space is shared with the administrative offices for URC and the Max's Grille Restaurants. The lease expires January 31, 1999. The Company does not pay a specified monthly rent, although the fees paid by the Company pursuant to the Management and Consulting Agreement with URC are intended to compensate URC for shared overhead expenses, including the leased space.

         Sforza Ristorante and My Martini Grille are each housed in adjacent storefronts leased from Clematis Development Group, L.C., a real estate holding company partly owned by Joseph C. Visconti, a director of the Company. Each restaurant lease provides that the tenant pay rent plus the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. The leases have initial terms of 10 years with renewal options. The Company leases properties with 2,500 to 5,500 square feet total space and seating capacity for 90 to 220 persons. All facilities are in good condition and are adequate for the Company's use. The premises that had been contemplated for the sushi restaurant remain vacant, and the Company is actively seeking a subtenant.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any material threatened or pending legal proceedings.

         Messrs. Catalfumo, Max and Rapoport were defendants along with URC in a civil lawsuit filed in the Florida State Court in Palm Beach County, Florida in May 1996 by former partners in a defunct URC restaurant who alleged, among other things, that the three men breached their fiduciary duties to the limited partners. This matter was settled, without admission of liability on the part of any defendant, for a cash payment of $50,000, plus the assignment to the plaintiffs of a promissory note with a remaining principal balance of approximately $100,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Warrants (the "Units") are traded on the OTC Bulletin Board(R) service under the symbol "SFZAU." Units are traded together, and are not separately transferable until November 13, 1997 or such earlier date as determined by Joseph Charles & Associates, Inc., the Company's underwriter for its November 1997 public offering.

         The range of high and low bid information for the Units for the period commencing November 13, 1997, the date that the Company's securities were first offered to the public, through December 31, 1997, is as follows:


                 PERIOD                  HIGH BID             LOW BID
            --------------------        ----------           ---------
            November 13, 1997 -         $7.9375              $7
              December 31, 1997

     These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

     As of March 11, 1998, there were approximately 25 stockholders of record.

     On March 11, 1998, the closing bid price for each Unit was $5.625.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon assumptions about future conditions that may not occur. Among many factors that could cause actual results to differ materially are the following: the Company's ability to manage expected rapid growth; competition in the restaurant industries; the Company's ongoing relationship with its vendors; dependence upon key personnel; governmental regulation of the restaurant industry; the Company's ability to maintain, operate and upgrade its information systems and network; and the Company's success in the offering of other enhanced service products.

         Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

         Sforza Enterprises Inc. was formed in July 1996 and issued 827,500 shares of its Common Stock in exchange for all of the outstanding shares of common stock of Castle Room, Inc. (formed May 17, 1995), Clematis Bistro Corporation (formed April 12, 1996), and Sushi Enterprises, Inc. (formed July 3, 1996) in a transaction accounted for as a pooling of interests.

         Sforza Enterprises Inc. and subsidiaries (the "Company") operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. Both restaurants are located in downtown West Palm Beach, Florida.

         On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships which operate or are planned to operate Max's Grille Restaurants in separate South Florida locations for $3,000,000. One of the Max's Grille Restaurants began operating in May 1997 and another is expected to open in April 1998. The remaining two Max's Grille Restaurants are expected to open subsequently during 1998. The investments are accounted for using the equity method. This management's discussion and analysis of financial conditions and results of operations should be read in conjunction with the Company's consolidated financial statements and footnotes thereto presented elsewhere herein.

RESULTS OF OPERATION

         The following table sets forth selected historical consolidated operating results for the Company as a percentage of net sales.

                                                            YEAR ENDED DECEMBER 31,
                                                             1997             1996
 Net sales                                                    100.0%           100.0%
                                                              -----            -----


 Cost and expenses:

   Cost of sales                                               56.2             55.7
   Operating expenses                                          53.5             37.8
   Interest expense                                              .8                -
                                                              -----            -----

   Total cost and expenses                                    110.5             93.5
                                                              -----            -----


 Operating income                                             (10.5)             6.5

 Other income, net                                               .5               .1
 Compensatory stock options granted                            (4.9)               -
 Dividends to preferred shareholders                           (5.3)               -
                                                              -----            -----

 Income before income taxes                                   (20.2)             6.6
 Income tax expense (benefit)                                   (.2)              .3
                                                              -----            -----


 Net income (loss)                                            (20.0)%            6.3%
                                                              =====            =====


NET SALES

         The Company's net sales consist of the food and beverage sales realized by the restaurants it operates. The first restaurant, Sforza Ristorante, opened in February 1996 and the second restaurant, My Martini Grille, opened in February 1997. The restaurants are in adjacent locations in downtown West Palm Beach, Florida. Net sales increased from $2,333,530 in 1996 to $4,163,476 in 1997, representing an increase of 78.4%. There were no comparable restaurant operations during 1995. The increase in net sales from 1996 to 1997 was due to the opening of My Martini Grille during February 1997. Sforza Ristorante's net sales were $2,156,710 for the year ended December 31, 1997 and $2,333,530 for the year ended December 31, 1996. My Martini Grille's net sales were $2,006,766 for 1997. The decrease in Sforza Ristorante's net sales of 8.2% from 1996 to 1997 was due to reduced customer counts. Management believes that the decline was the result of increased competition from new restaurants which opened in downtown West Palm Beach during 1997.

COST OF SALES

         Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $1,299,501 in 1996 to $2,338,755 in 1997, a 79.9% increase. This increase is attributable to the opening of My Martini Grille in 1997. The cost of sales for Sforza Ristorante as a percentage of net sales was 55.7% in 1996 and 53.7% in 1997. Cost of sales for My Martini Grille was 58.8% for 1997. Management is continuing its evaluation of the menu offerings and pricing structure in an attempt to maximize the sales and profits from its restaurants. Total cost of sales, expressed as a percentage of net sales, was 56.2% in 1997 and 55.7% in 1996.

OPERATING EXPENSES

         Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, depreciation and amortization, start-up cost amortization, management fees and administrative expenses. Operating expenses increased by $1,276,635 from $881,856 in 1996 to $2,227,163 in 1997, a 144.8% increase. Such expenses totaled 37.8% and 53.5% of net sales in 1996 and 1997, respectively. This was due to the additional expenses attendant with the increased level of sales, additional administrative personnel, costs associated with the development of the Company's corporate infrastructure, certain non-recurring compensation paid to certain principals during the year ended December 31, 1997 aggregating $64,970, start-up cost amortization approximating $129,000 for 1997 (versus approximately $40,000 in 1996), and management fees. Operating expenses, as percentage of net sales during 1998, are expected to decrease significantly from the 1997 level principally due to the reduction of start-up cost, amortization and the elimination of the non-recurring compensation.

         URC provides management services to the Company's restaurants under a one year management agreement commencing June 1, 1997. URC managed the restaurants under an informal arrangement from February through May 1997.
Total management fees under these arrangements amounted to $63,309 in 1997, and were included in operating expenses. In addition, URC was granted options to purchase shares of Common Stock (see below).

         The Company incurs significant start-up costs in connection with the opening of its restaurants. Such costs are deferred and amortized over a one-year period. In December 1997, management abandoned its plan to open a third restaurant in downtown West Palm Beach (the sushi restaurant) and charged deferred start-up costs approximating $52,000 to expenses in 1997 (included in the amortization amount discussed above).

OTHER EXPENSES

         The Company recorded a charge to earnings of $206,250 during the year ended December 31, 1997 in connection with the granting of options to purchase 75,000 shares of Common Stock to URC.

The charge to earnings was computed based upon the excess of the initial public offering price of the Company's Common Stock over the exercise price of the options. The transaction also resulted in an increase to the Company's additional paid-in capital of $206,250. There was no similar charge taken by the Company in fiscal year 1996.

   During 1997, the Company paid dividends to its Series A preferred shareholders of $20,000 and recorded an additional dividend to Series A preferred shareholders of $200,000 relating to the redemption of certain preferred shares (see Liquidity and Capital Resources, below). Such dividends are recorded as deductions from earnings attributable to the common shareholders and consequently enter into the determination of net income or loss for financial reporting purposes.

INCOME TAX EXPENSE

   During the period January 1, 1996 to July 29, 1996, the Company operated as an S corporation for income tax purposes, whereby taxable income or loss was apportioned among the shareholders rather than taxed to the Company. The provision for income taxes for the year ended December 31, 1996 reflects the income taxes payable in connection with the consolidated taxable income reported for periods after July 29, 1996. The Company will report a net loss for federal income tax purposes for the year ended December 31, 1997 of approximately $380,000. At December 31, 1997, the Company has an available net operating loss carryforward of $312,000 to reduce future taxable income. The tax benefit for 1997 reflects the refundable income taxes from 1996, net of the deferred tax asset recognized in 1996. The tax benefit from the operating loss carryforward was offset by a valuation allowance at December 31, 1997, and, accordingly, no net deferred taxes are reflected in the accompanying consolidated balance sheet.

INTEREST EXPENSE, NET

         Interest expense is reflected net of interest capitalized on qualifying expenditures. The Company capitalized interest incurred in connection with the construction of its restaurants of $7,450 in 1997 and $23,005 in 1996.

OTHER INCOME

         Other income for the years ended December 31, 1997 and 1996 principally consists of interest earned.

NET INCOME (LOSS)

         As a result of the above, the Company's net loss attributable to common shareholders was $833,043 for the year ended December 31, 1997 versus prior year net income of $145,905.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating restaurants are located in West Palm Beach, Florida and are therefore subject to the seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slow during the off-season. The Company expects to use its cash reserves or working capital generated during its busy season to fund its operations during the off-season.

         The Company's principal financing for the construction and opening of its restaurants through December 31, 1996 was provided by its shareholders. During the year ended December 31, 1997, the Company borrowed $250,000 pursuant to a fixed rate promissory note payable to a principal of URC and subsequently converted $125,000 of such note into 40,000 shares of Common Stock. In addition, $31,250 was raised through the issuance and sale of 25,000 shares of its Common Stock. During May 1997, the Company issued and sold 160,000 shares of Series A Preferred Stock (the "Series A shares") for $2.50 per share. Such funding was obtained to complete construction and opening of the My Martini Grille restaurant, and provide working capital to support operations, as needed, during the off-season. The Company consummated the initial public offering of its Common Stock in November 1997, raising net proceeds of $4,041,364. Such proceeds were used to redeem 80,000 Series A shares for $400,000, repay the $125,000 balance due on the fixed rate promissory note, provide funding for the acquisition of certain limited partnership interests and for working capital (see below).

         The Company does not have an existing arrangement for a credit facility with a financial institution for short-term financing. Management believes that cash flow generated from operations, together with the above financing transactions and the net proceeds from the initial public offering will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 1998.

         On December 30, 1997, the Company consummated the acquisition of 51% of the equity interests in each of four limited partnerships for an aggregate payment of $3,000,000 pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or is planned to operate Max's Grill Restaurants at a separate location in South Florida. The investments in the limited partnerships are accounted for under the equity method of accounting. Summarized combined balance sheet information for the limited partnerships as of December 31, 1997 follows:

            Assets:
             Current assets                                     $ 2,073,530
             Property and equipment, net                          1,393,840
             Other assets                                            47,285
                                                                -----------

            Total assets                                        $ 3,514,655
                                                                ===========

            Liabilities and equity:
             Current liabilities                                $   585,170
             Long-term debt                                         200,292
             Partners' equity                                     2,729,193
                                                                -----------

            Total liabilities and equity                        $ 3,514,655
                                                                ===========

         The limited partnerships' combined results of operations for 1997 attributable to the Company during its period of ownership in 1997 were not material. The following summary unaudited pro forma financial information assumes the acquisition had occurred on January 1, 1997:


            Net sales                                           $ 4,163,476
                                                                ===========

            Net loss                                            $(1,009,679)
                                                                ===========

            Net loss per common share                                 $(.92)
                                                                      =====


These amounts include the Company's proportionate share of the results of operations for the Max's Grille Restaurant which opened in May 1997, after eliminating certain historical interest expense and adding investment interest on assumed funds held for the three Max's Grille Restaurants which were in the planning stages during 1997.

IMPACT OF INFLATION

         The Company has not operated in a highly inflationary period and its management does not believe that inflation has had a material effect on sales or expenses. As operating expenses increase, the Company expects to recover increased costs by increasing prices, to the extent permitted by competition. Because the Company's business is somewhat dependent on tourism in Florida, any significant decrease in tourism caused by inflation would likely have a material adverse effect on revenue and profitability.

YEAR 2000 ISSUE

         The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Management has addressed the issue and believes its operating systems to be year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS.

         See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 The Company's directors and officers are as follows:


          NAME                                  AGE                                     TITLE
-------------------------------                -----              --------------------------------------------------
 Dennis R. Max.................                  53               President, Chief Executive Officer and
                                                                  Director

 Gerald J. Visconti, Jr. ......                  34               Vice President, Chief Financial Officer,
                                                                  Secretary and Director

 Daniel S. Catalfumo...........                  41               Director

 Dale J. Brisson...............                  37               Director

 Burton M. Rapaport............                  47               Director

 Joseph C. Visconti............                  33               Director

         Dale J. Brisson has served as a director of the Company since its inception in July 1996, and as President from July 1996 - December 1997. He has served as President and as a director of Castle Room, Inc. since May 1995, Clematis Bistro Corporation since April 1996 and Sushi Enterprises, Inc. since July 1996. Born and raised in Palm Beach County, Florida, Mr. Brisson has spent his entire career in the restaurant business. In 1986, he opened the first Rosie's Key West Grille in Lake Worth, Florida, which by 1994 had grown into a chain of four restaurants in Palm Beach County with 110 employees.

         Gerald J. Visconti, Jr. has served as an officer and director of the Company since its inception in July 1996. He established the Company's accounting and management information systems departments. Prior to joining the Company, he owned and operated a trucking company in Los Angeles for 11 years. Mr. Visconti graduated from Morrisville Agricultural and Technical College, Morrisville, New York in 1983 with a degree in automotive technology. He is the older brother of Joseph Visconti. Mr. Visconti is currently Vice President of Corporate Finance of Joseph Charles & Associates, Inc., which served as the Company's underwriter for its November 1997 public offering.

         Daniel S. Catalfumo has spent his entire career in South Florida in the construction industry. He founded Catalfumo Construction & Development Inc. in West Palm Beach in 1978 and has built over 12 million square feet of office, medical, warehouse, country club, industrial, retail and residential space. He is a part owner of URC with Messrs. Max (and Mrs. Max) and Rapoport.

         Dennis R. Max has served as a director of the Company since May 1997. After a short stint in the banking and brokerage industries, he entered the restaurant industry in 1972, where he has spent his entire career. He has been successful in national chains and as an entrepreneur. He has enjoyed tremendous success in South Florida, where his restaurants are well-known. Mr. Max owns URC with his wife, Patti Max, and Messrs. Catalfumo and Rapoport, which he serves as President.

         Burton M. Rapaport has spent his entire career in the restaurant industry, beginning as a bartender at the Victoria Station chain in Los Angeles in 1971, where he met Mr. Max. In 1978, Messrs. Rapoport and Max created the successful Carlos & Pepe's in Ft. Lauderdale, Florida, followed by Raffles in Miami, which grew to 11 locations before being sold. Mr. Rapoport served for 12 years on the Advisory Board of Johnson & Wales University, the large culinary institute based in Providence, Rhode Island. Mr. Rapoport owns URC with Messrs. Catalfumo and Max (and Patti Max), which he serves as Vice President.

         Joseph C. Visconti has served as director of the Company since its inception in July 1996. Mr. Visconti has served as Vice President, Secretary and Treasurer and as a director of Castle Room, Inc. since May 1995, Clematis Bistro Corporation since April 1996 and Sushi Enterprises, Inc. since July 1996. In 1991, Mr. Visconti founded Joseph Charles & Associates, Inc., the firm which served as underwriter for the Company's November 1997 public offering, and is that firm's Chairman, President and Chief Executive Officer. The firm employs over 300 people in its two Florida and its Beverly Hills, Denver and Phoenix offices. In 1993, Mr. Visconti founded Clematis Development Group, L.C. ("CDG") to acquire and develop vacant buildings in downtown West Palm Beach. CDG leases storefronts to the Company for the West Palm Beach Restaurants. In 1995, he teamed with Mr. Brisson to form Castle Room, Inc. which opened Sforza Ristorante in February 1996.

         Each director of the Company is elected for a term of one year which expires at the annual meeting of the Company's shareholders or at such other time as his successor is duly elected and qualified. Under the terms of the Funding Agreement and Joinder, each dated July 1, 1997, among the Company, URC, Mr. Max and others, Messrs. Brisson, G. Visconti and J. Visconti agreed to vote their shares to elect three designees of Mr. Max as directors to the Company's six-member Board of Directors. Messrs. Max, Catalfumo and Rapaport are the current Board designees of Mr. Max. Each officer is appointed by the Board of Directors and serves at the pleasure of the Board.

         Directors are not compensated for their services on the Board of Directors. The Company will reimburse directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 1997, except that Form 3 reports were filed late by each of the Company's officers and directors.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company does not have an audit committee, but as a whole selects and engages the Company's independent certified public accountants and reviews the scope of the annual audit, audit fees, and results of the audit.

         The Company does not have a compensation committee, but as a whole approves the compensation for executive employees of the Company.

         The Company has no nominating committee or any committee serving a similar function.

ITEM 10.  EXECUTIVE COMPENSATION.

         Information in response to this item is incorporated herein by reference to the Company's Proxy Statement, to be filed within one hundred twenty (120) days of the end of the Company's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this item is incorporated herein by reference to the Company's Proxy Statement, to be filed within one hundred twenty (120) days of the end of the Company's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item is incorporated herein by reference to the Company's Proxy Statement, to be filed within one hundred twenty (120) days of the end of the Company's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as part of this Report.

      2.1 Partnership Interest Subscription Agreement (incorporated by reference to Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

      3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

      3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

      4.2 Specimen Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

      4.3 Fixed Rate Promissory Note in principal amount of $250,000 dated January 31, 1997 payable to Unique Restaurant Concepts Ltd. (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

      4.4 Fixed Rate Promissory Note in principal amount of $125,000 dated June 1, 1997 payable to Daniel S. Catalfumo (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

      4.5 Promissory Note in the principal amount of $60,000 dated December 1, 1995 by the Company payable to First Union National Bank of Florida (incorporated by reference to Exhibit
                 4.6 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

      4.6 Form of Stock Option Agreement dated July 1, 1997 between the Company and Unique Restaurant Concepts Ltd.(incorporated by reference to Exhibit 4.7 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.1 Unique Brickell, Ltd. Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.2 Unique Weston, Ltd. Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.3 Unique TBA, Ltd. Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.3 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.4 Max's Beach Grille, Ltd. Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit
                 10.4 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.5 License Agreement by and between Unique Restaurant Concepts, Inc. and Unique Brickell, Ltd. (incorporated by reference to
                 Exhibit 10.5 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.6 License Agreement by and between Unique Restaurant Concepts, Inc. and Unique Weston, Ltd. (incorporated by reference to
                 Exhibit 10.6 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.7 License Agreement by and between Unique Restaurant Concepts, Inc. and Unique TBA, Ltd. (incorporated by reference to
                 Exhibit 10.7 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.8 License Agreement by and between Unique Restaurant Concepts, Inc. and Max's Beach Grille, Ltd. (incorporated by reference to Exhibit 10.8 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.9 Management Agreement by and among Unique Restaurant Concepts, Inc., Max's Beach Grille, Ltd., Unique Brickell, Ltd., Unique Weston, Ltd. and Unique TBA, Ltd. (incorporated by reference to Exhibit 10.9 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

     10.10       1997 Equity Incentive Plan (incorporated by reference to
                 Exhibit 10.1 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.11 Certificate of registration of My Martini Grille as a service (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.12 Certificate of registration of Sforza Ristorante as a service (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.13 Office lease (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.14       Sforza Ristorante lease (incorporated by reference to Exhibit
                 10.5 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.15       My Martini Grille lease (incorporated by reference to Exhibit
                 10.6 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.16 Planned sushi restaurant lease (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.17 Management and Consulting Agreement, as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.18 Funding Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     10.19       Form of Lock-up Agreement (incorporated by reference to
                 Exhibit 10.10 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

     21*         Subsidiaries of the registrant.

     27*         Financial Data Schedule

     99.1 Press Release of the Company dated January 8, 1998 (incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Securities and Exchange Commission on January 14, 1998, File No. 000-33251).

--------------------------------------

*   Filed herewith.
(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1997. On January 14, 1998, the Company filed a Current Report on Form 8-K, as amended on March 13, 1998, reporting the conclusion of its acquisition of 51% of the equity interests in four Max's Grille Restaurants.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          SFORZA ENTERPRISES INC.
                                          (Registrant)

Dated: April 15, 1998                     By: /s/ Dennis R. Max
                                              -----------------------------------------------
                                              Dennis R. Max
                                              President, Chief Executive Officer and Director


         In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                                     Date
---------                                        -----                                     ----
/s/ Gerald J. Visconti, Jr.                 Vice President, Chief Financial            April 15, 1998
----------------------------------
Gerald J. Visconti, Jr.                      Officer, Secretary and Director


/s/ Dale J. Brisson                         Director                                   April 15, 1998
----------------------------------
Dale J. Brisson


/s/ Daniel S. Catalfumo                     Director                                   April 15, 1998
----------------------------------
Daniel S. Catalfumo


/s/ Burton M. Rapoport                      Director                                   April 15, 1998
----------------------------------
Burton M. Rapoport


/s/ Joseph C. Visconti                      Director                                   April 15, 1998
----------------------------------
Joseph C. Visconti


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES





                               TABLE OF CONTENTS



                                                                                             Page #
                                                                                             ------
Report of independent accountants                                                              F-2


Consolidated financial statements:

   Consolidated balance sheets                                                                 F-3

   Consolidated statements of operations                                                       F-4

   Consolidated statements of shareholders' equity                                             F-5

   Consolidated statements of cash flows                                                 F-6 - F-7


Notes to consolidated financial statements                                              F-8 - F-18


                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Sforza Enterprises Inc.


We have audited the accompanying consolidated balance sheets of Sforza Enterprises Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sforza Enterprises Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Royal Palm Beach, Florida
March 20, 1998

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                              1997                 1996
                                                           ----------           ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                $  591,269           $  202,639
  Accounts receivable                                               -                2,238
  Inventories                                                  70,162               38,661
  Deferred income taxes                                             -               13,583
  Other current assets                                        162,847               54,829
                                                           ----------           ----------

      Total current assets                                    824,278              311,950

Investments in unconsolidated affiliates                    3,000,000                    -
Property and equipment, net                                   996,284              495,370
Other assets, net                                              33,763              278,831
                                                           ----------           ----------

      Total assets                                         $4,854,325           $1,086,151
                                                           ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  194,868           $      917
  Accrued expenses                                            172,960               84,981
  Unearned revenue                                                  -               61,759
  Income taxes payable                                              -               15,387
  Due to shareholders                                               -               63,445
  Current portion of long-term debt                            25,376              114,874
  Current portion of obligations
    under capital leases                                       23,078               30,089
                                                           ----------           ----------

      Total current liabilities                               416,282              371,452

Long-term debt, net                                             2,442               30,014
Obligations under capital leases, net                          41,569               53,959
Deferred income taxes                                               -                7,515
                                                           ----------           ----------

      Total liabilities                                       460,293              462,940
                                                           ----------           ----------

Shareholders' equity:
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    issued and outstanding 1,710,000
    shares in 1997 and 987,500 shares
    in 1996                                                    17,100                9,875
  Additional paid-in capital                                5,097,064              500,425
  Retained earnings (deficit)                                (720,132)             112,911
                                                           ----------           ----------

      Total shareholders' equity                            4,394,032              623,211
                                                           ----------           ----------

        Total liabilities and
          shareholders' equity                             $4,854,325           $1,086,151
                                                           ==========           ==========



See accompanying notes.              F-3

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                    1997                 1996
                                                                 ---------            ----------
Net sales                                                        $4,163,476           $2,333,530
                                                                 ----------           ----------

Cost and expenses:
   Cost of sales                                                  2,338,755            1,299,501
   Operating expenses                                             2,227,163              881,856
   Interest expense, net                                             35,943                    -
                                                                 ----------           ----------

     Total cost and expenses                                      4,601,861            2,181,357
                                                                 ----------           ----------

Operating income                                                   (438,385)             152,173

Other income (expense):
   Other income                                                      22,401                3,051
   Dividends to preferred shareholders                             (220,000)                   -
   Compensatory earnings charge for
     stock options granted                                         (206,250)                   -
                                                                 ----------           ----------

Income (loss) before provision for
  income taxes                                                     (842,234)             155,224

Income tax expense (benefit)                                         (9,191)               9,319
                                                                 ----------           ----------

      Net income (loss)                                          $ (833,043)          $  145,905
                                                                 ==========           ==========

Basic earnings (net loss) per common
  share                                                          $     (.76)          $      .16
                                                                 ==========           ==========

Weighted average common shares
  outstanding                                                     1,096,267              899,723
                                                                 ==========           ==========




See accompanying notes.              F-4

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                             Common Stock                  Additional         Retained
                                                      ----------------------------           Paid-in          Earnings
                                                        No. Shares       Amount              Capital          (Deficit)
                                                      -------------- -------------           ---------        ---------
Balance, January 1, 1996                                     -          $       -         $   10,000        $  (12,799)
Issuance of 1,655,000
   shares of common stock
   in exchange for 500
   shares of Castle Room,
   Inc.                                              1,655,000             16,550            (10,000)           (6,550)
Issuance of 320,000
   shares of common
   stock                                               320,000              3,200            490,550                 -
Net income for the year
   ended December 31, 1996                                   -                  -                  -           145,905
Distributions to share-
   holders of Castle Room,
   Inc.                                                      -                  -                  -           (13,645)
Reverse stock split
   adjustment (Note 9)                                (987,500)            (9,875)             9,875                 -
                                                     ---------          ---------         ----------         ---------

Balance, December 31, 1996                             987,500              9,875            500,425           112,911

Issuance of 32,500
   shares of common stock                               32,500                325            155,925                 -
Issuance of options to
   purchase 75,000 shares
   of common stock                                           -                  -            206,250                 -
Issuance of 650,000
   shares of common
   stock in initial public
   offering                                            650,000              6,500          4,034,864                 -
Conversion of 80,000 shares
   of Series A preferred to
   40,000 shares of common
   stock                                                40,000                400            199,600                 -
Net loss for the year
   ended December 31, 1997                                   -                  -                  -          (833,043)
                                                     ---------          ---------         ----------         ---------

Balance, December 31, 1997                           1,710,000          $  17,100         $5,097,064         $(720,132)
                                                     =========          =========         ==========         =========




See accompanying notes.              F-5

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                               1997               1996
                                                                            ----------         ----------
Cash flows from operating activities:
   Net income (loss)                                                        $ (833,043)        $  145,905
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
          Compensatory earnings charge for
             stock options granted                                             206,250                  -
          Depreciation and amortization                                        130,145             33,946
          Deferred income taxes                                                  6,068             (6,068)
          Changes in operating assets and
             liabilities:
             Accounts receivable                                                 2,238             (2,238)
             Inventories                                                       (31,501)           (38,661)
             Other current assets                                             (108,018)           (47,435)
             Accounts payable                                                  193,951                917
             Accrued expenses                                                   87,979             84,426
             Unearned revenue                                                  (61,759)            11,759
             Income taxes payable                                              (15,387)            15,387
                                                                            ----------         ----------

Net cash provided by (used in)
   operating activities                                                       (423,077)           197,938
                                                                            ----------         ----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (630,345)          (335,349)
   Investments in unconsolidated
      affiliates                                                            (3,000,000)                 -
   (Increase) decrease in other
      assets, net                                                              244,354           (274,648)
                                                                            ----------         ----------

Net cash used in investing activities                                       (3,385,991)          (609,997)
                                                                            ----------         ----------






See accompanying notes.              F-6

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                           1997                  1996
                                                                        ----------           ----------
Cash flows from financing activities:
   Proceeds from issuance of common
      stock, net                                                        $4,072,614            $  493,750
   Proceeds from issuance of preferred
      stock                                                                400,000                     -
   Redemption of preferred stock                                          (200,000)                    -
   Proceeds from  notes payable,
      shareholders                                                               -               168,445
   Repayment of notes payable,
      shareholders                                                         (63,445)              (75,897)
   Proceeds from fixed rate promissory
      note                                                                 250,000                     -
   Repayment of fixed rate promissory
      note                                                                (125,000)                    -
   Proceeds from issuance of long-term
      debt                                                                       -                 6,242
   Principal payments on long-term debt                                   (117,070)              (20,457)
   Principal payments on obligations
      under capital leases                                                 (19,401)               (6,825)
   Distributions to shareholders of
      Castle Room, Inc.                                                          -               (13,645)
                                                                        ----------            ----------

Net cash provided by financing
   activities                                                            4,197,698               551,613
                                                                        ----------            ----------

Net increase in cash and cash
   equivalents                                                             388,630               139,554

Cash and cash equivalents, beginning
   of year                                                                 202,639                63,085
                                                                         ---------            ----------

Cash and cash equivalents, end of
   year                                                                 $  591,269            $  202,639
                                                                        ==========            ==========




See accompanying notes.              F-7

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sforza Enterprises Inc. (Sforza) was formed in July 1996 and issued 1,655,000 shares of its common stock (827,500 shares after the reverse split on November 3, 1997, see Note 9) in exchange for all of the outstanding shares of common stock of Castle Room, Inc. (formed May 17, 1995), Clematis Bistro Corporation (formed April 12, 1996), and Sushi Enterprises, Inc. (formed July 3, 1996) in a transaction accounted for as a pooling of interests.

During November 1997, Sforza sold 650,000 units (consisting of 650,000 shares of its common stock and 650,000 warrants to purchase shares of common stock) pursuant to a registration statement filed with the Securities and Exchange Commission for net proceeds of $4,041,364 in an initial public offering of its common stock.

Sforza Enterprises Inc. and subsidiaries (the Company) operate Sforza Ristorante, a full-service Northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. Both restaurants are located in downtown West Palm Beach, Florida.

On December 30, 1997, Sforza used $3,000,000 of the net proceeds from the initial public offering to acquire 51% limited partnership interests in each of four limited partnerships which operate or are planned to operate as Max's Grille Restaurants (see Note 3) in separate South Florida locations. The investments are accounted for using the equity method.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

   Principles of Consolidation

   The consolidated financial statements include the accounts of Sforza Enterprises Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

   Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all temporary cash investments with maturities of three months or less, when purchased, to be cash equivalents.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

   Inventories

   Inventories consist of various food and beverage items which are stated at the lower of cost or market using the first-in, first-out method.

   Restaurant Start-up Costs

   The Company defers certain restaurant start-up costs associated with the opening of new restaurants (included in other current assets) and amortizes such costs ratably over twelve months.

   Property and Equipment

   Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Equipment leased under capital leases is amortized over the lives of the respective leases.

   Organization Costs

   Organization costs (included in other assets) are amortized by the straight-line method over five years.

   Unearned Revenue

   The Company was obligated to provide meals to individuals pursuant to an agreement with an entity which enrolled such individuals in a restaurant discount program. Amounts received from the entity were recorded as unearned revenue and amortized ratably to income over the term of the agreement.

   Earnings (Net Loss) per Common Share

   Earnings (net loss) per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128) for all periods. All prior period data have been restated to conform with the provisions of FAS 128. Basic earnings (net loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Dividends to preferred shareholders of $220,000 which were deducted in determining the net loss for 1997 increased the basic net loss per share by $.20 in 1997.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

   Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. There were no potentially dilutive securities outstanding during 1996 and the effect of potentially dilutive securities outstanding during 1997 is anti-dilutive. Therefore, diluted earnings per share are not presented for such years. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 75,000 shares at $5.00 per share, options to purchase 65,000 shares at $11.63 per share, and warrants to purchase 650,000 shares at $9.50 per share.

   Management Estimates

   Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.


NOTE 3 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000 pursuant to a Partnership Interest Subscription Agreement (the Subscription Agreement). Each of the limited partnerships operates or is planned to operate Max's Grille Restaurants at a separate location in South Florida. The business of the limited partnerships is governed by identical limited partnership agreements which vest overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through management agreements with URCI executed by each of the limited partnerships. URCI also manages the Company-owned restaurants under separate management agreements (see Note 7).
In May 1997, one of the Max's Grille Restaurants began operating. Another Max's Grille Restaurant is expected to open in April 1998; and the remaining two Max's Grille Restaurants are expected to open subsequently during 1998.
The Company accounts for the investments in the limited partnerships using the equity method.

Summarized combined balance sheet information for the limited partnerships as of December 31, 1997 follows:

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 3 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES, CONTINUED

                 Assets:
                    Current assets                                                 $1,687,160
                    Due from affiliates                                               386,370
                    Property and equipment, net                                     1,393,840
                    Other assets                                                       47,285
                                                                                   ----------

                       Total assets                                                $3,514,655
                                                                                   ==========

                 Liabilities and equity:
                    Current liabilities                                            $  560,695
                    Due to affiliate                                                   24,475
                    Long-term debt                                                    200,292
                    Partners' equity                                                2,729,193
                                                                                   ----------

                       Total liabilities and
                           equity                                                  $3,514,655
                                                                                   ==========

The limited partnerships' combined results of operations for 1997 attributable to the Company during its period of ownership in 1997 were not material. The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1, 1997:

                 Net sales                                                        $ 4,163,476
                                                                                  ===========

                 Net loss                                                         $(1,009,679)
                                                                                  ===========

                 Net loss per common share                                        $      (.92)
                                                                                  ===========

These amounts include the Company's proportionate share of the results of operations for the Max's Grille Restaurant which opened in May 1997, after eliminating certain historical interest expense and adding investment interest on assumed funds held for the three Max's Grille Restaurants which were in the planning stages during 1997.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997 and 1996:

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 4 - PROPERTY AND EQUIPMENT, CONTINUED

                                                                                  1997                 1996
                                                                               ----------          -----------
Operating properties:
      Leasehold improvements                                                   $  379,942            $  134,456
      Equipment leased under capital
          equipment lease                                                          90,873                90,873
      Furniture, fixtures, and equipment                                          582,805               239,063
                                                                               ----------              --------

                                                                                1,053,620               464,392
   Less accumulated depreciation and
      amortization                                                               (163,126)              (33,695)
                                                                               ----------            ----------

                                                                                  890,494               430,697
   Properties undergoing renovation:
      Leasehold improvements in progress                                          105,790                64,673
                                                                               ----------            ----------

                                                                               $  996,284            $  495,370
                                                                               ==========            ==========

The Company capitalizes interest on qualifying expenditures in accordance with Statement of Financial Accounting Standards Number 34. Total interest incurred and capitalized for the years ended December 31, 1997 and 1996 are presented as follows:

                                                                                  1997                  1996
                                                                               ----------           -----------
   Interest incurred                                                           $   43,393           $   23,005
   Interest capitalized                                                             7,450               23,005
                                                                               ----------           ----------

   Interest expense, net                                                       $   35,943           $        -
                                                                               ==========           ==========

Depreciation and amortization of property and equipment for the years ended December 31, 1997 and 1996 amounted to $129,431 and $33,695, respectively. Included in other assets at December 31, 1996 is $231,801 in deposits on pending restaurant property and equipment purchases.


NOTE 5 - DESCRIPTION OF LEASING ARRANGEMENTS

The Company operates primarily in facilities leased from an entity partially owned by certain of the Company's shareholders under three separate leases. The leases have specified monthly payments over their ten-year terms and require the Company to pay its proportionate share of common area maintenance costs and real estate taxes. Certain of the Company's shareholders have personally guaranteed an amount aggregating $125,000 in lieu of cash security deposits. The Company leases certain equipment from unrelated parties under capital leases. The consolidated balance sheets at December 31, 1997 and 1996 include the following regarding equipment leased under capital leases:

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 5 - DESCRIPTION OF LEASING ARRANGEMENTS, CONTINUED

   Equipment leased under capital leases                                 $   90,873           $   90,873
   Accumulated amortization                                                 (24,852)              (4,991)
                                                                         ----------           ----------

                                                                         $   66,021           $   85,882
                                                                         ==========           ==========

Minimum annual rentals for leases in effect at December 31, 1997 follow:

                                                     Equipment
                  Year Ending                      Under Capital           Operating
                  December 31,                        Leases                Leases
                  ------------                     -----------             --------
                      1998                          $   32,859           $  191,250
                      1999                              26,694              203,750
                      2000                              22,508              216,250
                      2001                                   -              228,750
                      2002                                   -              241,250
                   Thereafter                                -              999,750
                                                    ----------           ----------

              Total minimum rentals                     82,061           $2,081,000
                                                                         ==========
              Less interest portion                    (17,414)
                                                    ----------

              Present value of net
                 minimum rentals                    $   64,647
                                                    ==========

Total rent expense under operating leases for the year ended December 31, 1997 and 1996 amounted to $286,329 and $80,410, respectively.


NOTE 6 - LONG-TERM DEBT

Long-term debt includes the following at December 31, 1997 and 1996:

                                                                                   1997                 1996
                                                                                 --------             --------
Note payable, requires monthly payments of principal
and interest at prime plus 2%, 10.5% at December 31,
1997, and is due in 1998.  The note is uncollateralized
and personally guaranteed by certain shareholders.                               $ 22,029             $ 41,986

Notes payable, requires monthly payments of principal
and interest (10.98% at December 31, 1997), and due
in 1999.  The notes are collateralized by certain equipment                         5,789                3,799

Notes payable, shareholders, represents loans from
certain shareholders for working capital purposes.
Interest incurred on such notes amounted to $4,039
for 1997 and $13,758 for 1996.                                                          -               99,103
                                                                                 --------             --------

                                                                                 $ 27,818             $144,888
                                                                                 ========             ========


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 6 - LONG-TERM DEBT, CONTINUED

Principal payments due on long-term debt in years subsequent to December 31, 1997 are $25,376 in 1998 and $2,442 in 1999.


NOTE 7 - RELATED PARTY TRANSACTIONS

Management Agreement

On June 1, 1997, the Company consummated a one-year agreement with URCI for the management of its Company-owned restaurants (see Note 1). One of URCI's stockholders is a shareholder in Sforza and another shareholder is a member of Sforza's Board of Directors. In addition, on July 1, 1997, the Company granted to URCI options to purchase 75,000 shares of its common stock at an exercise price of $5.00 per share which will be exercisable through December 31, 1999. Such grant resulted in a charge to earnings of $206,250. Under the terms of the option agreement, no options or shares issued pursuant to the option agreement may be sold or transferred prior to March 31, 1999. URCI also has agreed to manage each of the Max's Grille Restaurants owned by the limited partnerships (see Note 3).

URCI provided management services to the Company-owned restaurants pursuant to an informal agreement from February through May 1997. Under these arrangements, URCI's management fees totaled $58,000 through October 31, 1997. Thereafter, URCI receives a fee equal to one percent of net sales plus twenty percent of the net operating profit of the restaurants as defined in the agreement. Total management fees incurred in 1997 amounted to $63,309.

Due to Shareholders

Due to shareholders represents outstanding borrowings from certain shareholders for working capital purposes. Such borrowings are uncollateralized, non-interest bearing, and due on demand.

Underwriter Compensation

Joseph Charles & Associates, Inc. (JCA) was the lead underwriter in connection with the Company's initial public offering of common stock (see Note 1). Two of JCA's shareholders are also shareholders in Sforza. The underwriters' discounts and commissions and non-accountable expense allowance totaled $654,875 for this transaction. In addition, JCA received a $60,000 fee for consulting services to be rendered through November 1999.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8 - INCOME TAXES

The shareholders of Castle Room, Inc. elected for it to be treated as an S Corporation for federal income tax purposes, whereby taxable income or loss is apportioned among shareholders rather than taxed directly to the corporation from its inception in 1995. Effective July 29, 1996, in connection with the exchange of shares among the shareholders of Castle Room, Inc., Clematis Bistro Corporation, Sushi Enterprises, Inc., and Sforza Enterprises Inc. (see Note 1), Castle Room, Inc. became a wholly-owned subsidiary of Sforza Enterprises Inc. and no longer qualified for treatment as an S Corporation for federal income tax purposes for periods subsequent to July 29, 1996. Commencing July 24, 1996, the Company files consolidated federal income tax returns.

The income tax expense (benefit) for the years ended December 31, 1997 and 1996 consists as follows:

                                                                                 1997
                                                          ----------------------------------------------------
                                                             Current            Deferred                 Total
                                                          ----------------------------------------------------
      Federal                                             $ (11,663)            $   5,881             $  (5,782)
      State                                                  (3,596)                  187                (3,409)
                                                          ---------             ---------             ---------
                                                          $ (15,259)            $   6,068             $  (9,191)
                                                          =========             =========             =========

                                                                                 1996
                                                          ----------------------------------------------------
                                                             Current            Deferred                 Total
                                                          ----------------------------------------------------

      Federal                                             $   11,791            $  (5,881)          $   5,910
      State                                                    3,596                 (187)              3,409
                                                          ----------            ---------           ---------
                                                          $   15,387            $  (6,068)          $   9,319
                                                          ==========            =========           =========

At December 31, 1997, the Company has a net operating loss carryforward approximating $312,000 for federal income tax purposes, expiring in 2112, which may be carried forward to offset future taxable income. General tax credit carryforwards which total $10,813 and expire in the years 2111 and 2112 are also available at December 31, 1997.

Reconciliations of the effective income tax rate with the U.S. statutory income tax rate for the years ended December 31, 1997 and 1996 are presented as follows:

                                                                                          1997            1996
                                                                                        ----------------------
    U.S. statutory rate                                                                 (34.0)%            34.0%
    Preferred stock dividends                                                             8.9                 -
    Stock options granted                                                                 8.3                 -
    Valuation allowance                                                                  13.7                 -
    S Corporation income                                                                    -             (20.2)
    Surtax bracket difference                                                               -              (7.5)
    State income tax, net of federal
      benefit                                                                               -                .8
    Other, net                                                                            2.0              (1.1)
                                                                                         ----             -----
    Effective income tax rate                                                            (1.1)%             6.0%
                                                                                         ====             =====


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 8 - INCOME TAXES, CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax carryforwards. Deferred tax liabilities are recognized for temporary differences that will result in future taxable amounts. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. Due to the Company's limited operating history, management has provided a valuation allowance for financial reporting purposes at December 31, 1997 to offset its net deferred tax asset at that date.

The following is a summary of the significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996:

                                                                                1997               1996
                                                                             ----------          ---------
   Gross deferred tax assets:
      Accrued expenses not deducted                                          $ 28,990              $ 8,004
      Operating loss carryforward                                             117,522                    -
      Tax credit carryforwards                                                 10,813                4,789
      Tax inventory difference                                                  1,578                  790
      Depreciation difference                                                       -                1,135
                                                                             --------              -------

                                                                              158,903               14,718
                                                                              -------              -------

   Gross deferred tax liabilities:
      Capitalized interest                                                    (11,451)              (8,650)
      Depreciation difference                                                 (11,654)                   -
                                                                             --------              -------

                                                                              (23,105)              (8,650)
                                                                              -------              -------

   Valuation allowance                                                       (135,798)                   -
                                                                             --------              -------

      Net deferred tax assets                                                $      -              $ 6,068
                                                                             ========              =======

Balance sheet classifications of deferred taxes are as follows:

                                                                               1997                  1996
                                                                             --------              --------
   Deferred tax asset - current                                              $      -              $13,583
   Deferred tax liability - noncurrent                                              -               (7,515)
                                                                             --------              -------

      Net deferred tax asset                                                 $      -              $ 6,068
                                                                             ========              =======



                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 9 - SHAREHOLDERS' EQUITY

Preferred Stock

During May 1997, the Company amended its articles of incorporation to authorize the issuance of up to 400,000 shares of preferred stock and issued 160,000 shares of Series A convertible preferred stock (the Series A shares) for $400,000. The Series A shares had a liquidation preference of $2.50 per share and carried a cumulative dividend of ten percent (10%) per annum. Upon the completion of the initial public offering of the Company's common stock, 80,000 of the Series A shares converted into 40,000 common shares while the other 80,000 Series A shares were redeemed for $400,000. The redemption of the 80,000 Series A shares resulted in a $200,000 preferred stock dividend which was recorded as a deduction from earnings attributable to common shareholders. The conversion of the remaining 80,000 shares resulted in a $200,000 increase in shareholders' equity. Dividends of $20,000 were also paid for the period the Series A shares were outstanding. The Company has no authorized or outstanding Series A shares as of December 31, 1997.

Fixed Rate Promissory Note Conversion

During 1997, the Company borrowed $250,000 pursuant to a fixed rate promissory note payable to a principal of URCI. On June 1, 1997, the terms of the loan were modified to convert $125,000 of the principal balance into 20,000 shares of common stock with the remaining $125,000 payable on demand. The remaining balance was repaid with proceeds from the Company's initial public offering together with $21,319 interest accrued at 15% per annum.

Common Stock Issuance

During February 1997, the Company issued 12,500 shares of its common stock for total proceeds of $31,250 ($2.50 per share).

Reverse Stock Split

On November 3, 1997, the Board of Directors authorized a two-for-one reverse stock split. The change in the capital structure was given retroactive effect in the consolidated balance sheet at December 31, 1996 and all per share data have been restated to reflect the reverse split. In connection with the reverse split, common stock was debited and additional paid in capital was credited, effective December 31, 1996, for the aggregate par value attributable to the share reduction.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 9 - SHAREHOLDERS' EQUITY, CONTINUED

Stock Option Plan

On June 1, 1997, the Company adopted the equity incentive plan (the Plan) which provides for the granting of options to key employees and consultants to purchase up to 142,500 shares of the Company's common stock. No options were granted pursuant to the Plan.

Common Stock Options and Warrants

As of December 31, 1997, the Company has outstanding warrants to purchase 650,000 shares of common stock in connection with its initial public offering (see Note 1) at $9.50 per share at any time through November 2002. The warrants are subject to redemption by the Company at $.01 per warrant if the quoted market price per share of the common stock reaches a certain level for a specified period.

In connection with the initial public offering (see Notes 1 and 7), the Company granted options to purchase up to 97,500 additional units for a sixty-day period. Such options expired unexercised in January 1998. In addition, the Company sold to JCA an option to purchase 65,000 units at $11.63 for nominal consideration which are exercisable through 2002.

NOTE 10 - SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the years ended December 31, 1997 and 1996 follows:

                                                                               1997                 1996
                                                                            ---------            ---------
   Non-cash investing activities:
      Equipment recorded under capital
          leases                                                            $       -             $ 90,873
                                                                            =========             ========

   Non-cash financing activities:
      Capital lease obligations assumed                                     $       -             $ 90,873
      Series A preferred shares redeemed
          on conversion to common stock                                      (200,000)                   -
      Common stock issued on conversion
          of Series A preferred shares                                        200,000                    -
      Fixed rate promissory note
          converted to common stock                                          (125,000)                   -
      Common stock issued on conversion
          of fixed rate promissory note                                       125,000                    -
                                                                            ---------             --------

   Total non-cash financing activities                                      $       -             $ 90,873
                                                                            =========             ========

   Cash payments for:
      Interest                                                              $  43,801             $ 22,697
                                                                            =========             ========

      Income taxes                                                          $  15,387             $      -
                                                                            =========             ========

