Form 10KSB/A
period 1997-12-31
SFORZA ENTERPRISES INC
filed 1998-04-30
CIK 1042988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                      [X]  ANNUAL REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                    [  ]  TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  000-23251

                        --------------------------------

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

                        --------------------------------

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

   The range of high and low bid information for the Units for the period commencing November 13, 1997, the date that the Company's securities were first offered to the public, through December 31, 1997, is as follows:


                              PERIOD                 HIGH BID          LOW BID
                      ----------------------    -----------------  --------------

                      November 13, 1997 -          $7.9375             $7
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

RESULTS OF OPERATION

   The following table sets forth selected historical consolidated operating results for the Company as a percentage of net sales.

                                         YEAR ENDED DECEMBER 31,
                                         1997              1996

Net sales                                  100.0%            100.0%
                                           -----             -----

Cost and expenses:
  Cost of sales                             56.2              55.7
  Operating expenses                        53.5              37.8
  Interest expense                            .8                -
                                           -----            ------

  Total cost and expenses                  110.5              93.5
                                           -----             -----

Operating income                           (10.5)              6.5
Other income, net                             .5                .1
Compensatory stock options granted          (4.9)                -
Dividends to preferred shareholders         (5.3)                -
                                           -----             -----

Income before income taxes                 (20.2)              6.6
Income tax expense (benefit)                 (.2)               .3
                                           -----             -----

Net income (loss)                          (20.0)%             6.3%
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

ITEM 7.  FINANCIAL STATEMENTS.

   See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

              The Company's directors and officers are as follows:


                     NAME                          AGE                                   TITLE
      ---------------------------------           -------         -----------------------------------------------

      Dennis R. Max . . . . . . . . . .             53            President, Chief Executive Officer and Director

      Gerald J. Visconti, Jr. . . . . .             34            Vice President, Chief Financial Officer, Secretary
                                                                  and Director

      Daniel S. Catalfumo . . . . . . .             41            Director

      Dale J. Brisson . . . . . . . . .             37            Director

      Burton M. Rapaport  . . . . . . .             47            Director

      Joseph C. Visconti  . . . . . . .             33            Director

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


ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth the aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer ("CEO") and its four most highly compensated executive officers other than the CEO who served as such at the end of the last fiscal year.(a)(b)

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                    ----------------------------------------------
                                                                      Other Annual     Securities Underlying
Name and Principal                                                  Compensation ($)    Options Granted (#)
Position                 Year       Salary ($)       Bonus ($)
-------------------------------------------------------------------------------------------------------------
Dennis R. Max            1997(c)        $0               $0                $0                75,000(d)
President, Director      1996            -               -                 -                     -
and Chief Executive      1995            -               -                 -                     -
Officer
-------------------------------------------------------------------------------------------------------------
Dale J. Brisson          1997         $40,178            $0                $0                   N/A
President, Director      1996         $69,230            -                 -                    N/A
and Chief Executive      1995            -               -                 -                    N/A
Officer
-------------------------------------------------------------------------------------------------------------
Gerald J. Visconti       1997         $51,000         $20,000              $0                   N/A
Vice President,          1996            -               -               $8,000                 N/A
Chief Financial          1995            -               -                 -                    N/A
Officer, Treasurer
and Secretary

----------------
(a) The Company was not in existence in 1995.
(b) No officer of the Company earned $100,000 or more (during 1996 or 1997).
(c) Mr. Max began his service as President of the Company on December 30, 1997.
(d) Options are held of record by URC, the Company's management company, in which Mr. Max is an officer, director and principal shareholder.

OPTION GRANTS FOR FISCAL 1997 AND POTENTIAL REALIZABLE VALUES

    The following table sets forth as to each of the named executive officers information with respect to option grants during the last fiscal year.

      (a)                  (b)             (c)               (d)               (e)

                                       % of Total
                        Number of     Options/ SARs
                       Securities      Granted to      Exercise or Base
      Name             Underlying     Employees in       Price ($/Sh)    Expiration Date
                      Options/ SARs    Fiscal Year
                       Granted (#)
----------------------------------------------------------------------------------------
Dennis R. Max           75,000(a)          10%              $5.00            12/31/99
----------------------------------------------------------------------------------------
Dale J. Brisson             0               0                 0                 0
----------------------------------------------------------------------------------------
Gerald J. Visconti, Jr.     0               0                 0                 0
----------------------------------------------------------------------------------------


----------------
(a) Options are held of record by URC, the Company's management company, in which Mr. Max is an officer, director and principal shareholder.

OPTION EXERCISES AND VALUES FOR FISCAL 1997

    The following table sets forth as to each of the named executive officers information with respect to option exercises during Fiscal 1997 and the status of their options on December 31, 1997.




                                                                      Number of Unexercised   Value of Unexercised
                                                                        Options at Fiscal     In-the-Money Options
                                                                          Year End (#)         at Fiscal Year End
                        Shares Acquired on                              Exercisable (E)/      ($) Exercisable (E)/
Name                       Exercise (#)        Value Realized ($)       Unexercisable (U)       Unexercisable (U)
-------------------------------------------------------------------------------------------------------------------
Dennis R. Max                   0                       0                 75,000(E)(a)             $125,000(E)
                                                                              0(U)                    0(U)
-------------------------------------------------------------------------------------------------------------------
Dale J. Brisson                 0                       0                     0(E)                    0(E)
                                                                              0(U)                    0(U)
-------------------------------------------------------------------------------------------------------------------
Gerald J. Visconti, Jr.         0                       0                     0(E)                    0(E)
                                                                              0(U)                    0(U)
-------------------------------------------------------------------------------------------------------------------

------------------
(a) Options are held of record by URC, the Company's management company, in which Mr. Max is an officer, director and principal shareholder.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table reflects shares of Common Stock beneficially owned(1) (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of March 11, 1998 by (i) each person known to the Company as having beneficial ownership of more than 5% of the Common Stock; (ii) each director of the Company; (iii) each officer of the Company; and (iv) all directors and officers of the Company as a group.


       NAME AND ADDRESS OF BENEFICIAL OWNER           Shares Beneficially Owned      Percent of Class
------------------------------------------------------------------------------------------------------
Dale J. Brisson(b)(d)                                            381,250                22.30%
2815 Hampton Court E
Delray Beach, Florida  33445
------------------------------------------------------------------------------------------------------
Daniel S. Catalfumo(b)(c)                                         95,000                 5.56%
4300 Catalfumo Way
Palm Beach Gardens, Florida  33410
------------------------------------------------------------------------------------------------------
Dennis R. Max(a)(c)                                               75,000                 4.39%
490 East Palmetto Park Road, Suite 110
Boca Raton, Florida  33432
------------------------------------------------------------------------------------------------------
Burton M. Rapoport(b)(c)                                          75,000                 4.39%
490 East Palmetto Park Road, Suite 110
Boca Raton, Florida  33432
------------------------------------------------------------------------------------------------------
Gerald J. Visconti, Jr.(a)                                        51,961                 3.04%
3400 North Flagler Drive
West Palm Beach, Florida  33401
------------------------------------------------------------------------------------------------------
Joseph C. Visconti(b)(d)                                         377,750                22.09%
525 South Flagler Drive, Suite 400
West Palm Beach, Florida  33401
------------------------------------------------------------------------------------------------------
All directors and officers as a group                            905,961                52.99%
  (6 persons)(c)
------------------------------------------------------------------------------------------------------

---------------
(a)      An officer and a director.
(b)      A director.
(c) Includes 75,000 shares of Common Stock underlying an option granted to Unique Restaurant Concepts, Inc. (URC). Messrs. Catalfumo, Max and Rapoport are principals of URC.
(d)      Includes 150,000 shares of Common Stock owned by Vask
         Enterprises, Inc., a Florida corporation owned by Messrs. Brisson and J. Visconti.

-------------------------------------
(1) Unless otherwise indicated, each person has sole voting and investment rights with respect to the shares specified opposite his name.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Notes Payable; Shareholders. During 1995 and 1996, Dale J. Brisson and Joseph C. Visconti lent an aggregate of $175,000 to the Company or its subsidiaries pursuant to notes collateralized by substantially all of the Company's assets. In addition, such shareholders made uncollateralized loans to the Company aggregating $63,445 for working capital purposes. All such loans have been repaid as of September 30, 1997. See "Restaurant Management" and "Construction" below in this section.

     Premises Leases. The Company leases the spaces for its three restaurants from Clematis Development Group, L.C., a Florida limited liability company partly owned by Joseph C. Visconti. Castle Room, Inc.'s lease expires in December 2005 and calls for an annual rent of $51,500 in the first year, gradually rising to $94,125 in 2005. Clematis Bistro Corporation's lease expires in January 2006 and calls for annual rent of $96,250 in the first year, gradually rising to $145,750 in the final year. Sushi Enterprises, Inc.'s lease expires in January 2006 and calls for annual rent of $20,000 in the first year, gradually rising to $46,875 in the final year. Each lease is "triple net," meaning that the tenant pays for insurance, taxes and maintenance. The Company believes that each lease is on terms no less favorable than those obtainable from an unrelated third party.

     Restaurant Management. URC, the restaurant management company owned by Company directors Messrs. Catalfumo, Max (and Mrs. Max) and Rapoport, operates the West Palm Beach Restaurants and is operating and will operate all of the Max's Grille Restaurants, as well as nine other existing restaurants. From February through May 1997, URC provided management services pursuant to an informal arrangement. URC has since then managed the West Palm Beach Restaurants pursuant to the terms of a Management and Consulting Agreement dated June 1, 1997. Under these arrangements, management fees totaled $58,000 through October 31, 1997. Thereafter URC receives a fee of one percent of net sales plus 20 percent of the net operating profit, paid monthly. (Net operating profit equals net sales less direct operating and other allocable expenses.) Total fees for 1997 amounted to $63,309. Additionally, URC received an option to acquire 75,000 shares of the Company's Common Stock exercisable at $5.00 per share and expiring on December 31, 1999 in partial consideration of its agreement to provide management services at a reduced fee. URC is responsible for determining menu and bar items, designing menus, creating recipes, taste testing and costing; interviewing, hiring and training personnel and developing personnel policies and manuals; developing operating policies and manuals; developing and implementing a marketing plan; and otherwise operating the restaurants. The agreement can be terminated by the Company in the event of misappropriation of Company funds, disreputable conduct on the part of either of Messrs. Rapoport or Max or breach.

     Construction. Mr. Catalfumo's construction company built Max's Beach Place Grille, one of the Max's Grille Restaurants, and is building the Max's Grille Restaurants in the Las Olas Riverfront development, Ft. Lauderdale, Florida and in Weston, Florida. Mr. Catalfumo acquired the Note from URC on June 1, 1997 and immediately converted $125,000 of the unpaid principal into 20,000 shares of the Company's Common Stock. The conversion price of $6.25 was negotiated between the parties.

     Funding Agreement. The Company, URC, Dennis Max and related parties entered into a Funding Agreement on July 1, 1997 pursuant to which the Company agreed to devote $3,000,000 of the proceeds of its November 1997 public offering to the construction and pre-opening expenses of four Max's Grille Restaurants and to grant URC an option to acquire 75,000 shares of the Company's Common Stock exercisable at $5.00 per share through December 31, 1999 in exchange for 51% equity interests in such Max's Grille Restaurants and URC's agreement to manage such restaurants at a discounted rate.

     Acquisition of Limited Partnership Interests. On December 30, 1997, the Company entered into a Partnership Interest Subscription Agreement pursuant to which it acquired 51% of the limited partnership interests of Unique Brickell, Ltd., Unique Weston, Ltd., Unique TBA, Ltd. and Max's Beach Grilled, Ltd. (the "Limited Partnerships"). Each Florida Limited Partnership owns a Max's Grille Restaurant. Additionally, the Company entered into Amended and Restated Limited Partnership Agreements for each of the foregoing Limited Partnerships. Each of the Limited Partnerships entered into a License Agreement with URC for the use of the name "Max's Grille" and the Max's Grille Restaurant concept.

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

4.6 Form of Stock Option Agreement dated July 1, 1997 between the Company and Unique Restaurant Concepts Ltd. (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

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


                                           SFORZA ENTERPRISES INC.
                                           (Registrant)



Dated:  April 30, 1998                     By:  /s/ Dennis R. Max
                                                ----------------------------
                                                Dennis R. Max
                                                President, Chief Executive
                                                Officer and Director


    In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                                     Date
---------                                        -----                                     ----


/s/ Gerald J. Visconti, Jr.                 Vice President, Chief Financial            April 30, 1998
--------------------------------              Officer, Secretary and Director
Gerald J. Visconti, Jr.

/s/ Dale J. Brisson                         Director                                   April 30, 1998
--------------------------------
Dale J. Brisson

/s/ Daniel S. Catalfumo                     Director                                   April 30, 1998
--------------------------------
Daniel S. Catalfumo

/s/ Burton M. Rapoport                      Director                                   April 30, 1998
--------------------------------
Burton M. Rapoport

/s/ Joseph C. Visconti                      Director                                   April 30, 1998
--------------------------------
Joseph C. Visconti

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



/s/ Templeton & Company, P.A.

Royal Palm Beach, Florida
March 20, 1998

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                               1997                  1996
                                                                        -----------------     ------------------
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                   $  591,269            $  202,639
   Accounts receivable                                                                  -                 2,238
   Inventories                                                                     70,162                38,661
   Deferred income taxes                                                                -                13,583
   Other current assets                                                           162,847                54,829
                                                                               ----------            ----------

          Total current assets                                                    824,278               311,950

Investments in unconsolidated affiliates                                        3,000,000                     -
Property and equipment, net                                                       996,284               495,370
Other assets, net                                                                  33,763               278,831
                                                                               ----------            ----------

             Total assets                                                      $4,854,325            $1,086,151
                                                                               ==========            ==========
                             LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
        Accounts payable                                                       $  194,868            $      917
        Accrued expenses                                                          172,960                84,981
        Unearned revenue                                                                -                61,759
        Income taxes payable                                                            -                15,387
        Due to shareholders                                                             -                63,445
        Current portion of long-term debt                                          25,376               114,874
        Current portion of obligations
           under capital leases                                                    23,078                30,089
                                                                               ----------            ----------

               Total current liabilities                                          416,282               371,452

     Long-term debt, net                                                            2,442                30,014
     Obligations under capital leases, net                                         41,569                53,959
     Deferred income taxes                                                              -                 7,515
                                                                               ----------            ----------

               Total liabilities                                                  460,293               462,940
                                                                               ----------            ----------

     Shareholders' equity:
        Common stock, $.01 par value;
           20,000,000 shares authorized;
           issued and outstanding 1,710,000
           shares in 1997 and 987,500 shares
           in 1996                                                                 17,100                 9,875
        Additional paid-in capital                                              5,097,064               500,425
        Retained earnings (deficit)                                              (720,132)              112,911
                                                                                ----------           ----------
               Total shareholders' equity                                       4,394,032               623,211
                                                                               ----------            ----------
                  Total liabilities and
                     shareholders' equity                                      $4,854,325            $1,086,151
                                                                               ==========            ==========



See accompanying notes.               F-3

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                             1997          1996
                                                          ----------    ----------
Net sales                                                 $4,163,476    $2,333,530
                                                          ----------    ----------

Cost and expenses:
  Cost of sales                                            2,338,755     1,299,501
  Operating expenses                                       2,227,163       881,856
  Interest expense, net                                       35,943             -
                                                          ----------    ----------

    Total cost and expenses                                4,601,861     2,181,357
                                                          ----------    ----------

Operating income                                            (438,385)      152,173

Other income (expense):
  Other income                                                22,401         3,051
  Dividends to preferred shareholders                       (220,000)            -
  Compensatory earnings charge for
    stock options granted                                   (206,250)            -
                                                          ----------    ----------

Income (loss) before provision for
  income taxes                                              (842,234)      155,224

Income tax expense (benefit)                                  (9,191)        9,319
                                                          ----------    ----------

  Net income (loss)                                       $ (833,043)   $  145,905
                                                          ==========    ==========

Basic earnings (net loss) per common share                $     (.76)   $      .16
                                                          ==========    ==========

Weighted average common shares
  outstanding                                              1,096,267       899,723
                                                          ==========    ==========



See accompanying notes.               F-4

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                Common Stock          Additional          Retained
                                         ---------------------------    Paid-in           Earnings
                                         No. Shares         Amount      Capital           (Deficit)
                                         -------------  ------------  ------------      ------------
Balance, January 1, 1996                            -     $       -    $   10,000        $  (12,799)
Issuance of 1,655,000
  shares of common stock
  in exchange for 500
  shares of Castle Room,
  Inc.                                      1,655,000        16,550       (10,000)           (6,550)
Issuance of 320,000
  shares of common
  stock                                       320,000         3,200       490,550                 -
Net income for the year
  ended December 31, 1996                           -             -             -           145,905
Distributions to share-
  holders of Castle Room,
  Inc.                                              -             -             -           (13,645)
Reverse stock split
  adjustment (Note 9)                        (987,500)       (9,875)        9,875                 -
                                            ---------     ---------    ----------         ---------

Balance, December 31, 1996                    987,500         9,875       500,425           112,911

Issuance of 32,500
  shares of common stock                       32,500           325       155,925                 -
Issuance of options to
  purchase 75,000 shares
  of common stock                                   -             -       206,250                 -
Issuance of 650,000
  shares of common
  stock in initial public
  offering                                    650,000         6,500     4,034,864                 -
Conversion of 80,000 shares
  of Series A preferred to
  40,000 shares of common
  stock                                        40,000           400       199,600                 -
Net loss for the year
  ended December 31, 1997                           -             -             -          (833,043)
                                            ---------     ---------    ----------         ---------

Balance, December 31, 1997                  1,710,000     $  17,100    $5,097,064         $(720,132)
                                            =========     =========    ==========         =========





See accompanying notes.               F-5

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                      1997           1996
                                                                   ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                             $ (833,043)    $  145,905
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Compensatory earnings charge for
        stock options granted                                      206,250              -
      Depreciation and amortization                                130,145         33,946
      Deferred income taxes                                          6,068         (6,068)
      Changes in operating assets and
        liabilities:
        Accounts receivable                                          2,238         (2,238)
        Inventories                                                (31,501)       (38,661)
        Other current assets                                      (108,018)       (47,435)
        Accounts payable                                           193,951            917
        Accrued expenses                                            87,979         84,426
        Unearned revenue                                           (61,759)        11,759
        Income taxes payable                                       (15,387)        15,387
                                                                ----------     ----------

Net cash provided by (used in)
  operating activities                                            (423,077)       197,938
                                                                ----------     ----------

Cash flows from investing activities:
  Purchase of property and equipment                              (630,345)      (335,349)
  Investments in unconsolidated
    affiliates                                                  (3,000,000)             -
  (Increase) decrease in other
    assets, net                                                    244,354       (274,648)
                                                                ----------     ----------

Net cash used in investing activities                           (3,385,991)      (609,997)
                                                                ----------     ----------


See accompanying notes.                 F-6

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                  1997                  1996
                                                               ----------            ----------
 Cash flows from financing activities:
  Proceeds from issuance of common
    stock, net                                               $4,072,614            $  493,750
  Proceeds from issuance of preferred
    stock                                                       400,000                     -
  Redemption of preferred stock                                (200,000)                    -
  Proceeds from  notes payable,
    shareholders                                                      -               168,445
  Repayment of notes payable,
    shareholders                                                (63,445)              (75,897)
  Proceeds from fixed rate promissory
    note                                                        250,000                     -
  Repayment of fixed rate promissory
    note                                                       (125,000)                    -
  Proceeds from issuance of long-term
    debt                                                              -                 6,242
  Principal payments on long-term debt                         (117,070)              (20,457)
  Principal payments on obligations
    under capital leases                                        (19,401)               (6,825)
  Distributions to shareholders of
    Castle Room, Inc.                                                 -               (13,645)
                                                             ----------            ----------

Net cash provided by financing
  activities                                                  4,197,698               551,613
                                                             ----------            ----------

Net increase in cash and cash
  equivalents                                                   388,630               139,554

Cash and cash equivalents, beginning
  of year                                                       202,639                63,085
                                                             ----------            ----------

Cash and cash equivalents, end of
  year                                                       $  591,269            $  202,639
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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997 and 1996:

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

NOTE 4 - PROPERTY AND EQUIPMENT, CONTINUED

                                                                    1997         1996
                                                                -----------    ----------

Operating properties:
  Leasehold improvements                                        $  379,942       $  134,456
  Equipment leased under capital
    equipment lease                                                 90,873           90,873
  Furniture, fixtures, and equipment                               582,805          239,063
                                                                ----------       ----------

                                                                 1,053,620          464,392
Less accumulated depreciation and
  amortization                                                    (163,126)         (33,695)
                                                                ----------       ----------

                                                                   890,494          430,697
Properties undergoing renovation:
  Leasehold improvements in progress                               105,790           64,673
                                                                ----------       ----------

                                                                $  996,284       $  495,370
                                                                ==========       ==========

The Company capitalizes interest on qualifying expenditures in accordance with Statement of Financial Accounting Standards Number 34. Total interest incurred and capitalized for the years ended December 31, 1997 and 1996 are presented as follows:

                                                                   1997             1996
                                                                ----------       ----------
Interest incurred                                               $   43,393       $   23,005
Interest capitalized                                                 7,450           23,005
                                                                ----------       ----------

   Interest expense, net                                        $   35,943       $        -
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
                                                                   ==========       ==========

Minimum annual rentals for leases in effect at December 31, 1997 follow:

                                      Equipment
   Year Ending                      Under Capital        Operating
  December 31,                          Leases            Leases
  ------------                       ------------      ------------
      1998                         $   32,859        $  191,250
      1999                             26,694           203,750
      2000                             22,508           216,250
      2001                                  -           228,750
      2002                                  -           241,250
   Thereafter                               -           999,750
                                   ----------        ----------

Total minimum rentals                  82,061        $2,081,000
                                                     ==========
Less interest portion                 (17,414)
                                   ----------

Present value of net
 minimum rentals                   $   64,647
                                   ==========

Total rent expense under operating leases for the year ended December 31, 1997 and 1996 amounted to $286,329 and $80,410, respectively.


NOTE 6 - LONG-TERM DEBT

Long-term debt includes the following at December 31, 1997 and 1996:

                                                                         1997                1996
                                                                      ---------           ---------
Note payable, requires monthly payments of principal
and interest at prime plus 2%, 10.5% at December 31,
1997, and is due in 1998.  The note is uncollateralized
and personally guaranteed by certain shareholders.                     $ 22,029             $ 41,986

Notes payable, requires monthly payments of principal and
interest (10.98% at December 31, 1997), and due in 1999.
The notes are collateralized by certain equipment                         5,789                3,799

Notes payable, shareholders, represents loans from certain
shareholders for working capital purposes.  Interest incurred on such notes amounted to $4,039 for 1997 and $13,758 for
1996.                                                                         -               99,103
                                                                       --------             --------

                                                                       $ 27,818             $144,888
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

The income tax expense (benefit) for the years ended December 31, 1997 and 1996 consists as follows:

                                                   1997
                            -------------------------------------------------
                              Current             Deferred            Total
                            -----------          ----------        ----------
         Federal          $ (11,663)           $   5,881         $  (5,782)
         State               (3,596)                 187            (3,409)
                          ---------            ---------         ---------
                          $ (15,259)           $   6,068         $  (9,191)
                          =========            =========         =========

                                                   1996
                            -------------------------------------------------
                              Current             Deferred            Total
                            -----------          ----------         ---------

         Federal         $   11,791            $  (5,881)        $   5,910
         State                3,596                 (187)            3,409
                         ----------            ---------         ---------
                         $   15,387            $  (6,068)        $   9,319
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

Reconciliations of the effective income tax rate with the U.S. statutory income tax rate for the years ended December 31, 1997 and 1996 are presented as follows:

                                                    1997              1996
                                                   -----------------------

         U.S. statutory rate                     (34.0)%          34.0%
         Preferred stock dividends                 8.9                -
         Stock options granted                     8.3                -
         Valuation allowance                      13.7                -
         S Corporation income                        -           (20.2)
         Surtax bracket difference                   -            (7.5)
         State income tax, net of federal
           benefit                                   -              .8
         Other, net                                2.0            (1.1)
                                                  ----           -----
         Effective income tax rate                (1.1)%           6.0%
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

The following is a summary of the significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996:

                                                                           1997               1996
                                                                        ----------         ----------
Gross deferred tax assets:
  Accrued expenses not deducted                                        $ 28,990            $ 8,004
  Operating loss carryforward                                           117,522                  -
  Tax credit carryforwards                                               10,813              4,789
  Tax inventory difference                                                1,578                790
  Depreciation difference                                                     -              1,135
                                                                       --------            -------

                                                                        158,903             14,718
                                                                       --------            -------

Gross deferred tax liabilities:
  Capitalized interest                                                  (11,451)            (8,650)
  Depreciation difference                                               (11,654)                 -
                                                                       --------            -------

                                                                        (23,105)            (8,650)
                                                                       --------            -------

Valuation allowance                                                    (135,798)                 -
                                                                       --------            -------

    Net deferred tax assets                                            $      -            $ 6,068
                                                                       ========            =======

Balance sheet classifications of deferred taxes are as follows:

                                                                         1997               1996
                                                                       --------           --------
    Deferred tax asset - current                                       $      -            $13,583
    Deferred tax liability - noncurrent                                       -             (7,515)
                                                                       --------            -------

      Net deferred tax asset                                           $      -            $ 6,068
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