Form 10-Q
period 1998-03-31
SFORZA ENTERPRISES INC
filed 1998-05-14
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                         COMMISSION FILE NUMBER 0-23251

                            ------------------------

                            SFORZA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             FLORIDA                           65-0705377
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

 490 EAST PALMETTO PARK ROAD SUITE 110                     33432
    BOCA RATON, FLORIDA                                  (Zip Code)
  (Address of principal executive
             offices)

      Registrant's telephone number, including area code:  (561) 392-0611

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__    No _____

    As of March 31, 1998, 1,710,000 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                            SFORZA ENTERPRISES, INC.
                                     INDEX



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):

    Consolidated Balance Sheets--March 31, 1998  ............................................................... 1

    Consolidated Statements of Operations--Thirteen weeks thirteen weeks ended March 31, 1998 .................. 2

    Consolidated Statements of Cash Flows--Thirteen weeks ended March 31, 1998 ................................. 3

    Notes to Consolidated Financial Statements--March 31, 1998 ................................................. 4

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ............ 5 - 9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................................................... 10

  Item 6. 8 - K Filings ....................... ................................................................ 10

  Signatures.................................................................................................... 11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                              SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET
                                                            (UNAUDITED)
                                                           March 31, 1998



                                                               ASSETS
Current assets:
    Cash and cash equivalents                                                                            $  573,701
    Inventories                                                                                              60,550
    Other current assets                                                                                    127,611
                                                                                                         ----------

          Total current assets                                                                              761,862

Investments in unconsolidated affiliates                                                                  3,020,956
Property and equipment, net                                                                               1,000,091
Other assets, net                                                                                            33,289
                                                                                                         ----------

              Total assets                                                                               $4,816,198
                                                                                                         ==========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                     $   69,967
    Accrued expenses                                                                                        210,982
    Current portion of long-term debt                                                                        19,822
    Current portion of obligations under capital
       leases                                                                                                21,638
                                                                                                         ----------
          Total current liabilities                                                                         322,409

Long-term debt, net                                                                                           1,866
Obligations under capital leases, net                                                                        37,580
                                                                                                         ----------

          Total liabilities                                                                                 361,855
                                                                                                         ----------

Shareholders' equity:
    Common stock, $.01 par value; 20,000,000 shares
       authorized; 1,710,000 shares issued and
       outstanding                                                                                           17,100
    Additional paid-in capital                                                                            5,097,064
    Retained deficit                                                                                       (659,821)
                                                                                                         ----------

          Total shareholders' equity                                                                      4,454,343
                                                                                                         ----------

              Total liabilities and shareholders' equity                                                 $4,816,198
                                                                                                         ==========


                                              SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                         For the Three Months Ended March 31, 1998 and 1997


                                                                                    1998                  1997
                                                                                  -----------          ------------

Net sales                                                                          $1,132,844            $1,394,298
                                                                                   ----------            ----------

Cost and expenses:
    Cost of sales                                                                     541,330               766,949
    Operating expenses                                                                555,496               623,601
    Interest expense, net                                                                   -                 4,248
                                                                                   ----------            ----------

       Total cost and expenses                                                      1,096,826             1,394,798
                                                                                   ----------            ----------

Operating income (loss)                                                                36,018                  (500)
                                                                                   ----------            ----------

Other income:
    Other income                                                                        6,823                     -
    Equity in earnings of unconsolidated
       affiliates                                                                      17,470                     -
                                                                                   ----------            ----------

       Total other income                                                              24,293                     -
                                                                                   ----------            ----------

Income (loss) before provision for
    income taxes                                                                       60,311                  (500)

Income tax expense                                                                          -                     -
                                                                                   ----------            ----------

          Net income (loss)                                                        $   60,311            $     (500)
                                                                                   ==========            ==========


Basic net income (loss) per common
    share                                                                          $      .03            $        -
                                                                                   ==========            ==========


Weighted average common shares
    outstanding                                                                     1,710,000               997,084
                                                                                   ==========            ==========


See notes to interim consolidated financial statements.


                                           SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                       For the Three Months Ended March 31, 1998 and 1997


                                                                                       1998                  1997
                                                                                    ---------             ----------
Cash flows from operating activities:
    Net income (loss)                                                               $  60,311             $    (500)
    Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Equity in earnings of unconsolidated
              affiliates                                                              (17,470)                    -
          Depreciation and amortization                                                36,300                30,666
          Increase in accounts receivable                                                   -                (3,115)
          (Increase) decrease in inventories                                            9,612               (50,750)
          (Increase) decrease in other current
              assets                                                                   35,236               (68,484)
          Increase (decrease) in accounts
              payable                                                                (124,901)              185,678
          Increase in accrued expenses                                                 38,022                17,910
          Decrease in unearned revenue                                                      -               (32,185)
          Decrease in income taxes payable                                                  -               (15,387)
                                                                                    ---------             ---------

Net cash provided by operating activities                                              37,110                63,833
                                                                                    ---------             ---------

Cash flows from investing activities:
    Purchases of property and equipment                                               (39,890)             (422,491)
    Decrease in other assets                                                              257                90,939
    Investments in unconsolidated
       affiliates                                                                      (3,486)                    -
                                                                                    ---------             ---------

Net cash used in investing activities                                                 (43,119)             (331,552)
                                                                                    ---------             ---------

Cash flows from financing activities:
    Repayment of notes payable, shareholders                                                -               (21,930)
    Proceeds from issuance of long-term debt                                                -               258,250
    Principal payments on long-term debt                                               (6,130)               (6,026)
    Principal payments on obligations
       under capital leases                                                            (5,429)               (1,783)
    Proceeds from issuance of common stock                                                  -                31,250
                                                                                    ---------             ---------

Net cash provided by financing activities                                             (11,559)              261,861
                                                                                    ---------             ---------

Net decrease in cash and cash equivalents                                             (17,568)               (7,858)

Cash and cash equivalents, beginning of
    period                                                                            591,269               202,639
                                                                                    ---------             ---------

Cash and cash equivalents, end of period                                            $ 573,701             $ 194,781
                                                                                    =========             =========

Total interest paid during the period                                               $   3,406             $   4,248
                                                                                    =========             =========

Total income taxes paid during the period                                           $       -             $  15,387
                                                                                    =========             =========

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The consolidated statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results of the interim period ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF SFORZA ENTERPRISES, INC. AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF NEW RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS; THE SUCCESS OF OPERATING INITIATIVES; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY; TECHNOLOGICAL DIFFICULTIES ASSOCIATED WITH THE COMPANIES MANAGEMENT INFORMATION SYSTEMS INITIATIVES; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S EXPANDED RESTAURANT OPERATIONS; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; ADVERSE RULINGS, JUDGMENTS OR SETTLEMENTS INVOLVING LITIGATION OR OTHER LEGAL MATTERS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

GENERAL COMMENTS

As of March 31, 1998, the company owns and operates two restaurants which are owned 100% and four additional restaurants which are 51% owned. Of the four restaurants that are 51% owned one is open and three are in development. The three restaurants in development are all scheduled to open in the current year.

The restaurants currently open are:

------------------------ ------------------------- -----------------
Restaurant               Location                  Date Opened
------------------------ ------------------------- -----------------
Sforza's Ristorante      West Palm Beach, FL       February, 1996
My Martini               West Palm Beach, FL       February, 1997
Max's Beach Place        Fort Lauderdale, FL       April 29, 1997
------------------------ ------------------------- -----------------

The restaurants currently in development are:

----------------- ---------------------------------------------------------- -----------------------
Restaurant        Location                                                   Scheduled Opening
----------------- ---------------------------------------------------------- -----------------------
Max's Grille      Las Olas Riverfront Development, Fort Lauderdale, FL       June 12, 1998
Max's Grille      Weston , FL                                                October 1, 1998
TBA               Boca Raton, FL                                             September 1, 1998
----------------- ---------------------------------------------------------- -----------------------

Each restaurant is an upscale, high volume, casual dining operation.

The Company's revenues consist primarily of sales from its restaurant operations. The Company's costs and expenses relate to restaurant sales (cost of food, beverages and supplies) and the management to run the operations or overhead. (operating expenses including labor and occupancy, general and administrative expenses, depreciation and amortization expenses, and preopening amortization expense).

Equity method of Accounting

As Sforza Enterprises, Inc. owns 51% of Max's Beach Place and the three restaurants in development, these restaurants are accounted for via the equity method of accounting. As a result, the revenues and expenses of these restaurants are not incorporated into the consolidated revenues and expenses for Sforza Enterprises, Inc. Instead, 51% of the profit of these restaurants is recognized on the income statement as "Equity in earnings of unconsolidated affiliates".

The Company has recently entered into a letter of intent to purchase the remaining 49% of the four restuarants which it currently does not own in consideration of 700,000 shares. If consummated, the operating results of the four restaurants will be included in the Company's financials on a consolidated basis as of the closing date. There are no assurances that the acquisition will be consummated.

Results of Operations
The following table presents, for the periods indicated the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


       Sforza Enterprises, Inc.
       Comparative Operational Percentages
       Stated as a Percentage of Total Revenue

                                            Three Months Ended            Three Months Ended           % Point
                                              March 31, 1998                March 31, 1997             Change
                                          ------------------------     -------------------------     ------------


       Food Revenue                               48.79%                        52.00%                 -3.21%
       Beverage / Other Revenue                   51.21%                        48.00%                  3.21%
                                          ------------------------     -------------------------     ------------

            Total Revenues                       100.00%                       100.00%
                                          ========================     =========================

       Food Cost                                  63.36%                        69.21%                 -5.85%
       Liquor Cost                                32.94%                        39.62%                 -6.68%
                                          ------------------------     -------------------------     ------------

            Cost of Goods Sold                    47.79%                        55.01%                 -7.22%

       Gross Profit                               52.21%                        44.99%                  7.22%
                                          ------------------------     -------------------------     ------------

       Operating Expenses                         38.89%                        31.27%                  7.62%

       Operating profit                           13.32%                        13.72%                 -0.40%
                                          ------------------------     -------------------------     ------------

       Overhead / G&A                             10.13%                        13.45%                 -3.32%
       Interest Expense                            0.00%                        0.30%                  -0.30%
       Equity in Earnings of Affiliate            -1.54%                        0.00%                  -1.54%
       Other Income                               -0.60%                        0.00%                  -0.60%
                                          ------------------------     -------------------------     ------------

       Total Other (Income)/Expense                7.99%                        13.75%                 -5.76%

       Income Before Tax                           5.32%                        -0.04%                  5.36%
                                          ========================     =========================     ============

Revenues

For the thirteen weeks ended March 31, 1998, the Company's total revenues decreased 18.75% to $1,132 thousand. The sales decrease is the result of increased competition in the West Palm Beach area resulting from the continued development of the Clematis Street area. Max's Beach Place, which opened in April, 1997, is not considered when calculating revenues due to the less than controlling interest of Max's Beach Place owned by Sforza Enterprises, Inc. Since Sforza Enterprises own only 51% of Max's Beach Place, the equity method of accounting was used in the consolidation process. Had Max's Beach Place been reported on a consolidated basis, revenues would have increased 17.1% as compared to quarter ended March 31, 1997. The following is a presentation of what total revenues would have been if the operating results of Max's Beach Place had been presented on the consolidated method.





                           Total
                           Revenues
                             13 Weeks Ending         Ownership %      Revenues per
                                 3/31/98                              Consolidated
                                                                         Method
                           ----------------------------------------------------------
Sforza Enterprises, Inc.          1,132,844                 100%           1,132,844
Max's Beach Place                   980,971                  51%             500,295
                                                                    -----------------

          Total Consolidated Revenues                                      1,633,139
                                                                    =================

          Total Revenues - 13 Weeks Ending 3/31/97                         1,394,298
                                                                    =================

          Increase - $                                                       238,841
          Increase - %                                                         17.1%


Cost of Food, Beverages and Supplies

During the thirteen weeks ended March 13, 1998, cost of food, beverages and supplies for the restaurants was $541.3 thousand versus $766.9 thousand for the comparable period last year. The related decrease of $225.6 thousand is primarily attributable to menu redesign and management control. The decrease in revenues also attributed to the decline in food cost. Of the $225.6 decrease in food cost, $124.7 thousand is attributable to the revenue decrease and $100.9 thousand is attributable to the improvement in the cost of goods sold percent. As a percentage of restaurant sales, these costs decreased to 47.79% versus 55.01% for the same period of the prior year. The menu at the Company's restaurants is a diverse menu and is not overly dependent on a single commodity. The Company's food production principles dictates that all items are prepared from the highest quality, fresh food. As a result, the Company is more dependent upon spot market prices as opposed to longer term commodity pricing.

With respect to newly opened restaurants, these costs will typically be higher than normal during the first 90-120 days of operations until the restaurant staffs become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

Operating Expenses - Labor
Labor expenses, which includes restaurant-level labor (including associated fringe benefits), were $330.9 thousand for the thirteen weeks ended March 31, 1998 versus $431.2 thousand for the same period of the prior year. This decrease was principally due to the decline in revenues and greater focus on labor efficiencies by management. As a percentage of total revenues, labor expenses were 29.2% versus 31..0% for the comparable period last year.

Occupancy and Other Expenses

Occupancy and other expenses increased to $440.7 thousand for the thirteen weeks ended March 31, 1998 versus $436.1 thousand for the same period of the prior year. As a percentage of total revenues, occupancy and other expenses increased to 38.9% for the thirteen weeks ended March 31, 1998 versus 31.3% for the same period of fiscal 1996. The percentage increase is the result of incurring approximately the same dollar expenses on a smaller revenue base.

A detailed analysis of these expenditures follows:

     Sforza Enterprises, Inc.
     Operating Expense Analysis

                                          Three Months Ended         Three Months Ended
                                          March 31,                  March 31,
                                          1998                       1997
                                       -----------------------------------------------------------
                                             $         % of Revenue        $        % of Revenue        $
                                                                                                     Change
                                       -------------------------------------------------------------------------

     Manager Compensation                      76,524       6.8%           102,588        7.4%         (26,064)
     Other Wages                                5,572       0.5%                 0        0.0%           5,572
     Employee benefits                         63,670       5.6%            71,873        5.2%          (8,203)
     Management Fee                            12,703       1.1%            16,569        1.2%          (3,866)
     Parking Fees                               1,371       0.1%             1,803        0.1%            (432)
     Laundry and Linen                          8,065       0.7%            13,721        1.0%          (5,656)
     Uniforms                                   1,665       0.1%             1,825        0.1%            (160)
     Cleaning and Pest Control                  9,739       0.9%             5,645        0.4%           4,094
     Liquor Tax                                     0       0.0%            11,155        0.8%         (11,155)
     Music Service                              3,822       0.3%             2,437        0.2%           1,385
     Advertising                                8,998       0.8%            37,018        2.7%         (28,020)
     Office Expenses                            4,754       0.4%             5,488        0.4%            (734)
     Utilities                                 25,819       2.3%            25,153        1.8%             666
     Credit Card Fees                          19,154       1.7%            19,232        1.4%             (78)
     Professional Fees                          6,399       0.6%             4,811        0.3%           1,588
     Repairs & Maintenance                     18,619       1.6%            22,347        1.6%          (3,728)
     Rent                                      61,772       5.5%            41,823        3.0%          19,949
     Insurance                                 12,589       1.1%            10,014        0.7%           2,575
     Pre-opening Amortization                  25,470       2.2%                 0        0.0%          25,470
     Depreciation & Amortization               32,098       2.8%            26,487        1.9%           5,611
     Miscellaneous                             41,880       3.7%            16,077        1.2%          25,803
                                       --------------------------    --------------------------   --------------

                                              440,683      38.9%           436,066       31.3%           4,617
                                       ==========================    ==========================   ==============

Other Income and Expense including Overhead / General & Administration

General and administrative expenses consist of restaurant field supervision expenses, corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses), and expenses associated with non-operational properties such as rent and insurance. General and administrative expenses decreased to $114.8 thousand for the thirteen weeks ended March 31, 1998 from $187.5 thousand for the same period of fiscal 1997, a decrease of $72.7 thousand or 38%. As a percentage of total revenues, general and administrative expenses decreased to 10.1% for the thirteen weeks ended March 31, 1998 versus 13.5% for the same period of fiscal 1997. These decreases were principally attributable to discontinuation of services provided by officers of the Company in 1998.

The Company plans to continue to strengthen its field supervision and corporate support infrastructures during the remainder of fiscal 1998 and fiscal 1999 to support its planned future growth. This strengthening will likely result in a higher level of general and administrative expenses during those respective periods. One of the Company's principal objectives for the remainder of fiscal 1998 and fiscal 1999 is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes through the design and implementation of turnkey management information systems to be installed at our operations.

Depreciation and Amortization Expenses

Depreciation and amortization expenses are incorporated into Operating Expenses for our field operations and into our Overhead / G&A line for depreciation and amortization expenses for our support areas.

Depreciation and amortization expenses were $36.3 thousand for the thirteen weeks ended March 31, 1998 versus $30.7 thousand for the thirteen weeks ended March 31, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the thirteen weeks ended March 31, 1998 versus 2.2% for the same period of the prior year. The increase of $5.6 thousand for the thirteen weeks ended March 31, 1998 principally consisted of an increase in restaurant depreciation expense which was principally attributable to the recognition of depreciation expense for the full quarter of the My Martini restaurant in 1998.

Preopening amortization expense was $25.5 thousand for the thirteen weeks ended March 31, 1998 versus $0.0 thousand for the same period of the prior year. As a percentage of total revenues, preopening expense amortization was 2.2% versus 0.0% for the thirteen weeks ended March 31, 1997.

As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $800 thousand per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. As is currently the practice for of many upscale, highly customized and "theme" restaurant entities, the Company defers its restaurant preopening costs and then amortizes them over the 12-month period immediately following the opening of the respective restaurants. Total restaurant preopening amortization will vary from quarter to quarter depending on the timing of restaurant openings and the number of newer restaurants amortizing their preopening costs in a given quarter. Currently, the Company is evaluating its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. However, there can be no assurance that preopening costs will be minimized for future restaurants.

A new accounting standard is currently under consideration by the American Institute of Certified Public Accountants which, if adopted, would require a change in the Company's accounting for preopening costs to an expense-as-incurred basis. The Company's implementation of a new accounting principle in this respect would require the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of implementation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating restuarants are located in West Palm Beach, Florida and are therefore subject to the seasonality of the tourist industry in South Florida. Restuarant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slow during the off-season. The Company expects to use its cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of its restuarants through March 31, 1998, was provided by its shareholders.

The Company does not have an existing arrangement for a credit facility with a financial institution for short term financing. Management believes that cash flow generated from operations, together with the above financing transactions and the net proceeds from the initial public offering will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 1998.

On December 30, 1997, the Company consummated the acquisition of 51% of the equity interests in each of four limited partnerships for an aggregate payment of $3,000,000 pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or is planned to operate Max's Grill Restuarants at a separate location in South Florida. The investments in the limited partnerships are accounted for under the equity method of accounting. Summarized combined balance sheet information for the limited partnerships as of March 31, 1998 follows:

Assets:
  Current assets                            $   761,862
  Property and equipment, net                 1,000,091
  Other assets                                   33,289
                                            -----------
       Total assets                         $ 4,816,198
                                            ===========
Liabilities and equity:

  Current liabilities                       $   322,409
  Long-term debt                                 37,580
  Partners' equity                            4,454,343
                                            -----------
       Total liabilities and equity         $ 4,816,198
                                            ===========

The Company has recently entered into a letter of intent to purchase the remaining 49% of the four restuarants which it currently does not own in consideration of 700,000 shares. If consummated, the operating results of the four restuarants will be included in the Company's financials on a consolidated basis as of the closing date. There are no assurances that the acquisition will be consummated.

As part of the letter of intent to purchase the remaining 49% of the four restuarants, the Company has agreed to acquire two additional restuarants and a restuarant management company. The restuarants known as Max's Grille and The Coffee Shop are both located in Mizner Park, Boca Raton, FL. The restuarant management company currently performs management services for Sforza Enterprises, Inc., as well as 14 other restuarants located in South Florida. In consideration for this acquisition, 1,400,000 shares of common stock will be issued. There are no assurances that the acquisition will be consummated.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently there are no legal proceedings against the Company that the Company is aware of or initiated by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SFORZA ENTERPRISE, INC.

Date: May 13, 1998


By:                  /s/ DENNIS MAX
           ----------------------------------------
                       Dennis Max
                       PRESIDENT

By:                 /s/ FREDERICK J. DREIBHOLZ
           ----------------------------------------
                      Frederick J. Dreibholz
                      CHIEF FINANCIAL OFFICER