Form 10QSB
period 1998-06-30
SFORZA ENTERPRISES INC
filed 1998-08-14
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10QSB
                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                         COMMISSION FILE NUMBER 0-23251

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

                             Yes __X__    No _____

    As of June 30, 1998, 1,710,000 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                            SFORZA ENTERPRISES, INC.
                                     INDEX



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):
    Consolidated Balance Sheets--June 30, 1998  ............................................................... 1

    Consolidated Statements of Operations--Twenty six weeks ended June 30, 1998 ............................... 2

    Consolidated Statements of Cash Flows--Twenty six weeks ended June 30, 1998 ............................... 3

    Notes to Consolidated Financial Statements--June 30, 1998 ................................................. 4

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ........... 5 - 9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................................................... 10

  Item 6. 8 - K Filings ....................... ............................................................... 10

  Signatures................................................................................................... 11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 1998
                                                               June 30,        June 30,
                                                                 1998            1997
                                                              ----------      ----------
Current assets:
     Cash & cash equivalents                                    363,989         110,502
     Accounts receivable                                         29,470           6,459
     Inventories                                                 64,400          94,385
     Deferred income taxes                                            0          13,583
     Other current assets                                       188,955         239,702
                                                             ----------      ----------

         Total current assets                                   646,814         464,631

Investment in unconsolidated affiliates                       3,142,470               0

Property plant & equipment                                      940,641         913,007
Other assets, net                                                51,763         225,185
                                                             ----------      ----------

         Total assets                                         4,781,688       1,602,823


Current liabilities
     Notes payable                                                    0         125,000
     Accounts payable                                           121,073          76,372
     Accrued expenses                                           239,990          97,604
     Income taxes payable                                       (13,125)            300
     Current portion of long term debt                           15,406          25,528
     Current portion of obligations under capital                15,533          21,156
     leases
                                                             ----------      ----------

         Total current liabilities                              378,877         345,960
                                                             ==========      ==========

Long term debt - net                                                  0          15,584
Obligations under capital leases - net                           29,309          53,597
Deferred rent payable                                                 0               0
Deferred income taxes                                                 0           7,515
                                                             ----------      ----------

         Total liabilities                                      408,186         422,656
                                                             ----------      ----------

Series A Convertible Stock                                            0         400,000

Shareholders' equity
     Common stock, $.01 par value                                17,100          20,400
     Treasury stock                                                   0               0
     Partner's equity                                                 0               0
     Additional paid in capital                               5,097,064         646,150
     Retained earnings                                         (760,239)        113,617
                                                             ----------      ----------

         Total shareholders' equity                           4,373,502         780,167
                                                             ----------      ----------

         Total liabilities & shareholder's equity             4,781,688       1,602,823
                                                             ==========      ==========

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 For the Six Months Ended June 30, 1998 and 1997

                                                                  THIRTEEN       THIRTEEN       TWENTY-SIX      TWENTY-SIX
                                                                WEEKS ENDED     WEEKS ENDED     WEEKS ENDED     WEEKS ENDED
                                                                  June 30,       June 30,        June 30,        June 30,
                                                                    1998           1997            1998            1997
                                                                 ----------     ----------      ----------      ----------
Food Sales                                                          425,592         681,554         981,631       1,466,980
Beverage & Other Sales                                              581,173         604,051       1,157,978       1,212,923
                                                                 ----------      ----------      ----------      ----------

     Net sales                                                    1,006,765       1,285,605       2,139,609       2,679,903


Cost & expenses:

     Food Cost                                                      154,486         251,877         343,863         512,387
     Beverage Cost                                                  158,568         178,129         313,431         357,440
     Direct Supplies                                                 14,503          20,662          32,084          43,286
     Direct Labor                                                   171,780         273,122         351,289         577,626
                                                                 ----------      ----------      ----------      ----------

        Cost of sales                                               499,337         723,790       1,040,667       1,490,739

     Indirect Labor                                                  70,767          85,993         147,291         138,587
     Operating Expenses                                             412,853         430,025         789,123         813,497
                                                                 ----------      ----------      ----------      ----------

        Operating expenses                                          483,620         516,018         936,414         952,084

     G&A Expense                                                    120,021          24,126         222,723         211,661

     Interest expense, net                                            2,155          20,252           2,155          24,500
                                                                 ----------      ----------      ----------      ----------

        Total cost & expenses                                     1,105,133       1,284,186       2,201,959       2,678,984

Operating income                                                    (98,368)          1,419         (62,350)            919

Other income (expense):
     Other income                                                    21,873              87          28,696              87
     Equity in earnings of unconsolidated affiliates                 (2,600)              0          14,870               0
                                                                 ----------      ----------      ----------      ----------

     Income (loss) before provision for income taxes                (93,965)          1,506         (33,654)          1,006

     Income tax expense ( benefit)                                  (13,125)            300         (13,125)            300
                                                                 ----------     -----------     -----------     -----------

     Net income (loss)                                              (80,840)          1,206         (20,529)            706
                                                                 ==========     ===========     ===========     ===========


Earnings per share:
     Primary                                                          (0.05)           0.00           (0.01)            0.00


     Weighted average common shares outstanding                   1,710,000       1,088,614       1,710,000       1,042,849


     Fully diluted                                                    (0.05)           0.00           (0.01)            0.00


     Weighted average common shares outstanding                   1,710,000       1,148,614       1,710,000       1,099,534

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 For the Six Months Ended June 30, 1998 and 1997

                                                                         1998             1997
                                                                      ----------       ----------
Cash flows from operating activities:

     Net income (loss)                                                  (20,529)             706
     Adjustments to reconcile net income
         (loss) to net cash provided by
         Operating activities:
             Equity in earnings of unconsolidated
                 Affiliates                                             (14,870)
             Depreciation and amortization                               72,825           65,123
             Increase in accounts receivable                            (29,471)          (4,221)
             (Increase) decrease in inventories                           5,762          (55,724)
             (Increase) decrease in other current
                 assets                                                 (26,108)        (184,873)
             Increase (decrease) in accounts
                 payable                                                (73,795)          75,455
             Increase in accrued expenses                                67,030           12,623
             Decrease in unearned revenue                                     0          (61,759)
             Decrease in income taxes payable                           (13,125)         (15,087)
                                                                     ----------       ----------

Net cash provided by operating activities                               (32,280)        (167,757)
                                                                     ----------       ----------

Cash flows from investing activities:
     Purchases of property and equipment                                (17,183)        (482,633)
     Decrease in other assets                                           (18,000)          53,520
     Investments in unconsolidated affiliates                          (127,600)               0
                                                                     ----------      -----------

Net cash used in investing activities                                  (162,783)        (429,113)
                                                                     ----------      -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                   0          156,250
     Proceeds from issuance of preferred stock                                0          400,000
     Other Debt Issuance Paroceeds                                            0          133,250
     Repayment of due to shareholders                                         0          (63,445)
     Repayment of notes payable, shareholders                                 0          (99,103)
     Proceeds from issuance of long-term debt
     Principal payments on long-term debt                               (12,412)         (12,924)
     Principal payments on obligations under
         capital leases                                                 (19,805)          (9,295)
                                                                     ----------       ----------

Net cash provided by financing activities                               (32,217)         504,733
                                                                     ----------       ----------

Net decrease in cash and cash equivalents                              (227,280)         (92,137)


Cash and cash equivalents, beginning of period                          591,269          202,639
                                                                     ----------       ----------

Cash and cash equivalents, end of period                                363,989          110,502
                                                                     ==========       ==========

Total interest paid during the period                                     2,155           13,611
                                                                     ==========       ==========

Total income taxes paid during the period                                     0           15,387
                                                                     ==========       ==========

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The consolidated statements as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results of the interim period ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF SFORZA ENTERPRISES, INC. AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF NEW RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS; THE SUCCESS OF OPERATING INITIATIVES; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY; TECHNOLOGICAL DIFFICULTIES ASSOCIATED WITH THE COMPANY'S MANAGEMENT INFORMATION SYSTEMS INITIATIVES; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S EXPANDED RESTAURANT OPERATIONS; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; ADVERSE RULINGS, JUDGMENTS OR SETTLEMENTS INVOLVING LITIGATION OR OTHER LEGAL MATTERS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

GENERAL COMMENTS

As of June 30, 1998, the Company owns and operates two restaurants which are owned 100% and four additional restaurants which are 51% owned. Of the four restaurants that are 51% owned two are open and two are in development. Of the two restaurants in development one is scheduled to open in the current year and one is scheduled to open in the first quarter of 1999.

The restaurants currently open are:

--------------------------------------------------------------------------------
Restaurant                 Location                          Date Opened
--------------------------------------------------------------------------------
Sforza's Ristorante        West Palm Beach, FL              February, 1996
My Martini                 West Palm Beach, FL              February, 1997
Max's Beach Place          Fort Lauderdale, FL              April 29, 1997
Max's Grille Las Olas      Fort Lauderdale, FL              June 17, 1998
  Riverfront
--------------------------------------------------------------------------------

The restaurants currently in development are:

--------------------------------------------------------------------------------
Restaurant                 Location                        Scheduled Opening
--------------------------------------------------------------------------------
Max's Grille               Weston , FL                      October 10, 1998
TBA                        Winter Park or Tampa, FL         April 1, 1999
--------------------------------------------------------------------------------

Each restaurant is an upscale, high volume, casual dining operation.

The Company's revenues consist primarily of sales from its restaurant operations. The Company's costs and expenses relate to restaurant sales (cost of food, beverages and supplies), the management to run the operations and overhead (operating expenses including labor and occupancy, general and administrative expenses, depreciation and amortization expenses, and preopening amortization expense).

EQUITY METHOD OF ACCOUNTING

Because the Company, owns 51% of Max's Beach Place and Max's Grille @ Las Olas Riverfront and the two restaurants in development, these restaurants are accounted for via the equity method of accounting. As a result, the revenues and expenses of these restaurants are not incorporated into the consolidated revenues and expenses for Sforza Enterprises, Inc. Instead, 51% of the profit of these restaurants is recognized on the income statement as "Equity in earnings of unconsolidated affiliates".

The Company is currently negotiating the purchase of the remaining 49% of the four restaurants which it currently does not own. If consummated, the operating results of the four restaurants will be included in the Company's financials on a consolidated basis as of the closing date. There are no assurances that the acquisition will be consummated.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the twenty-six weeks ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

                            Sforza Enterprises, Inc.
                       Comparative Operational Percentages
                     Stated as a Percentage of Total Revenue
                                                              THIRTEEN         THIRTEEN       TWENTY-SIX       TWENTY-SIX
                                                             WEEKS ENDED      WEEKS ENDED      WEEKS ENDED     WEEKS ENDED
                                                               June 30,         June 30,        June 30,         June 30,
                                                                 1998             1997            1998             1997
                                                             -----------      -----------      -----------     -----------

Food Sales                                                         42.3%            53.0%           45.9%            54.7%
Beverage & Other Sales                                             57.7%            47.0%           54.1%            45.3%
                                                             -----------      -----------      -----------     -----------

     Net sales                                                    100.0%           100.0%          100.0%           100.0%
                                                             ===========      ===========      ===========     ===========

Cost & expenses:

     Food Cost                                                     36.3%            37.0%           35.0%            34.9%
     Beverage Cost                                                 27.3%            29.5%           27.1%            29.5%
     Direct Supplies                                                1.4%             1.6%            1.5%             1.6%
     Direct Labor                                                  17.1%            21.2%           16.4%            21.6%
                                                             -----------      -----------      -----------     -----------

         Cost of sales                                             49.6%            56.3%           48.6%            55.6%

     Indirect Labor                                                 7.0%             6.7%            6.9%             5.2%
     Operating Expenses                                            41.0%            33.4%           36.9%            30.4%
                                                             -----------      -----------      -----------     -----------

         Operating expenses                                        48.0%            40.1%           43.8%            35.5%

     G&A Expense                                                   11.9%             1.9%           10.4%             7.9%

     Interest expense, net                                          0.2%             1.6%            0.1%             0.9%
                                                             -----------      -----------      -----------     -----------

         Total cost & expenses                                    109.8%            99.9%          102.9%           100.0%

Operating income                                                   -9.8%             0.1%           -2.9%             0.0%
                                                             -----------      -----------      -----------     -----------

Other income (expense):
     Other income                                                   2.2%             0.0%            1.3%             0.0%
     Equity in earnings of unconsolidated affiliates               -0.3%             0.0%            0.7%             0.0%
                                                             -----------      -----------      -----------     -----------

     Income (loss) before provision for income taxes               -9.3%             0.1%           -1.6%             0.0%

     Income tax expense ( benefit)                                 -1.3%             0.0%           -0.6%             0.0%
                                                             -----------      -----------      -----------     -----------

     Net income (loss)                                             -8.0%             0.1%           -1.0%             0.0%
                                                             ===========      ===========      ===========     ===========

SEASONALITY

The operating restaurants are located in the coastal communities of south east Florida. As a result, seasonality has an impact on revenues and subsequently the quarterly profitability. High season runs from approximately November 10 until April 20. In the second quarter, revenues have historically equaled 21% of the total annual revenues.

BUDGETTED PROFITABILITY EXCEEDED

As a result of seasonality, profitability fluctuates from quarter to quarter. A seasonality factor is placed in our budget.

                            Sforza Enterprises, Inc.
                          Actual Results versus Budget

                                  THIRTEEN           THIRTEEN                TWENTY-SIX          TWENTY-SIX
                                WEEKS ENDED         WEEKS ENDED              WEEKS ENDED         WEEKS ENDED
                                  June 30,           June 30,                 June 30,            June 30,
                                    1998               1997                     1998                1997
                                   Actual             Budget                   Actual              Budget
                                ------------       ------------             ------------        ------------

Revenues                          1,006,765             873,000                2,139,609           2,022,000

Net Income (Loss)                   (80,840)           (114,000)                 (20,529)            (32,000)

Weighted Average Shares           1,710,000           1,710,000                1,710,000           1,710,000
Outstanding

Earnings per share                    (0.05)              (0.07)                   (0.01)              (0.02)

THIRTEEN WEEKS ENDED JUNE 30, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30,
1997

REVENUES

For the thirteen weeks ended June 30, 1998, the Company's total revenues decreased 21.7% to $1,007k. The sales decrease is the result of increased competition in the West Palm Beach area resulting from the continued development of the Clematis Street area. Max's Beach Place, which opened in April, 1997, is not considered when calculating revenues due to the less than controlling interest of Max's Beach Place owned by Sforza Enterprises, Inc. Since the Company owns only 51% of Max's Beach Place, the equity method of accounting was used in the consolidation process. Had Max's Beach Place been reported on a consolidated basis, revenues would have increased 65.3% as compared to quarter ended June 30, 1997. The following is a presentation of what total revenues would have been if the operating results of Max's Beach Place had been presented on the consolidated method.

                                  Total
                                 Revenues                              Revenues per
                             13 Weeks Ending                           Consolidated
                                 6/30/98            Ownership %          Method
                           ----------------------------------------------------------
Sforza Enterprises, Inc.          1,006,765                 100%           1,132,844
Max's Beach Place                   833,551                  51%             833,551
Max's Grille @ LORF                 159,044                  51%             159,044
                                                                    -----------------

          Total Consolidated Revenues                                      2,125,439
                                                                    =================

          Total Revenues - 13 Weeks Ending 6/30/97                         1,285,605
                                                                    =================

          Increase - $                                                       839,834
          Increase - %                                                         65.3%

DIRECT EXPENSES - COST OF FOOD, BEVERAGES, SUPPLIES AND DIRECT LABOR

During the thirteen weeks ended June 30, 1998, cost of food, beverages and supplies for the restaurants was $499.3k versus $723.8k for the comparable period last year. The related decrease of $224.5k is primarily attributable to menu redesign and management control. The decrease in revenues also attributed to the decline in food cost. Of the $224.5 decrease in food cost, $157.0k is attributable to the revenue decrease and $67.5 thousand is attributable to the improvement in the cost of goods sold percent. As a percentage of restaurant sales, these costs decreased to 49.6% versus 56.3% for the same period of the prior year. The menu at the Company's restaurants is a diverse menu and is not overly dependent on a single commodity. The Company's food production principles dictates that all items are prepared from the highest quality, fresh food. As a result, the Company is more dependent upon spot market prices as opposed to longer term commodity pricing.

With respect to newly opened restaurants, these costs will typically be higher than normal during the first 90-120 days of operations until the restaurant staffs become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

OCCUPANCY AND OTHER EXPENSES

Occupancy and other expenses increased to $483.6k for the thirteen weeks ended June 30, 1998 versus $516.0k for the same period of the prior year. As a percentage of total revenues, occupancy and other expenses increased to 48.0% for the thirteen weeks ended June 30, 1998 versus 40.1% for the same period of fiscal 1997. The percentage increase is the result of incurring approximately the same dollar expenses on a smaller revenue base.

OTHER INCOME AND EXPENSE INCLUDING OVERHEAD/GENERAL & ADMINISTRATION

General and administrative expenses consist of corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses), and expenses associated with non-operational properties such as rent and insurance. General and administrative expenses increased to $120.0k for the thirteen weeks ended June 30, 1998 from $24.1k for the same period of fiscal 1997, an increase of $95.9k or 398%. As a percentage of total revenues, general and administrative expenses increased to 11.9% for the thirteen weeks ended June 30, 1998 versus 1.9% for the same period of fiscal 1997. These increases in expenses were principally attributable to the 1997 numbers being adjusted by a refund of salaries by the officers of the Company back to the Company. The refund consisted of six months of salaries. In addition, 1998 expenses have been adversely impacted by legal and accounting fees associated with the pending acquisition of the 49% of the joint ventures not currently owned by Sforza Enterprises, as well as the acquisition of other restaurants.

                            Sforza Enterprises, Inc.
                     Analysis of Legal and Accounting Fees


                                          THIRTEEN           THIRTEEN                TWENTY-SIX          TWENTY-SIX
                                        WEEKS ENDED         WEEKS ENDED              WEEKS ENDED         WEEKS ENDED
                                          June 30,           June 30,                 June 30,            June 30,
                                            1998               1997                     1998                1997
                                           Actual             Budget                   Actual              Budget
                                        ------------       ------------             ------------        ------------

Legal Fees                                    21,055                255                   45,223                 255
Accounting Fees                               22,046              4,775                   22,416               4,775
                                        ------------       ------------             ------------        ------------

Total Legal & Accounting Fees                 43,101              5,030                   67,639               5,030
                                        ============       ============             ============        ============

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

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses are incorporated into Operating Expenses for field operations and into Overhead / G&A line for depreciation and amortization expenses for support areas.

Depreciation and amortization expenses were $36.5k for the thirteen weeks ended June 30, 1998 versus $34.5k for the thirteen weeks ended June 30, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.6% for the thirteen weeks ended June 30, 1998 versus 2.7% for the same period of the prior year. The increase of $2.0k for the thirteen weeks ended June 30, 1998 was principally attributable to the recognition of depreciation expense for new assets purchased.

As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $200k per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. As is currently the practice for many upscale, highly customized and "theme" restaurant entities, the Company defers its restaurant preopening costs and then amortizes them over the 12-month period immediately following the opening of the respective restaurants. Total restaurant preopening amortization will vary from quarter to quarter depending on the timing of restaurant openings and the number of newer restaurants amortizing their preopening costs in a given quarter. Currently, the Company is evaluating its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. However, there can be no assurance that preopening costs will be minimized for future restaurants.

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

AMORTIZATION OF REAL ESTATE COSTS

The Company currently is developing a site in the West Palm Beach Clematis Street Area for sale or lease to an outside party. The original lease entered into is at a rate below the current market. It is managements' opinion that a developed restaurnat can be sold at a considerable profit or rented at a considerable value above what the Company is currently paying. Per FAS 67, certain costs associated with the development and sale of this property have been capitalized. The Company is currently in active negotiations for the sale or rent of this property with a number of parties. Management anticipates this transaction to close in the current fiscal year. Currently, $21,842 of related expenditures have been capitalized.

TWENTY-SIX WEEKS ENDED JUNE 30, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 1997

REVENUES

For the twenty-six weeks ended June 30, 1998, the Company's total revenues decreased 20.2% to $2,140k. The sales decrease is the result of increased competition in the West Palm Beach area resulting from the continued development of the Clematis Street area. Max's Beach Place, which opened in April, 1997, is not considered when calculating revenues due to the less than controlling interest of Max's Beach Place owned by Sforza Enterprises, Inc. Since Sforza Enterprises own only 51% of Max's Beach Place, the equity method of accounting was used in the consolidation process. Had Max's Beach Place been reported on a consolidated basis, revenues would have increased 53.5% as compared to the year to date as of June 30, 1997. The following is a presentation of what total revenues would have been if the operating results of Max's Beach Place had been presented on the consolidated method.

                                  Total
                                 Revenues                               Revenues per
                             26 Weeks Ending           Ownership %      Consolidated
                                 6/30/98                                   Method
                           ----------------------------------------------------------
Sforza Enterprises, Inc.          2,139,609                 100%           2,139,609
Max's Beach Place                 1,814,522                  51%           1,814,522
Max's Grille @ LORF                 159,044                  51%             159,044
                                                                    -----------------

          Total Consolidated Revenues                                      4,113,175
                                                                    =================

          Total Revenues - 26 Weeks Ending 6/30/97                         2,679,903
                                                                    =================

          Increase - $                                                     1,433,272
          Increase - %                                                         53.5%

DIRECT EXPENSES - COST OF FOOD, BEVERAGES, SUPPLIES AND DIRECT LABOR

During the Twenty-six weeks ended June 30, 1998, cost of food, beverages and supplies for the restaurants was $1,040.7k versus $1,490.7k for the comparable period last year. The related decrease of $450.1k is primarily attributable to menu redesign and management control. The decrease in revenues also attributed to the decline in food cost. Of the $450.1 decrease in food cost, $300.4k is attributable to the revenue decrease and $149.7 thousand is attributable to the improvement in the cost of goods sold percent. As a percentage of restaurant sales, these costs decreased to 48.6% versus 55.6% for the same period of the prior year.

OCCUPANCY AND OTHER EXPENSES

Occupancy and other expenses increased to $936.4k for the Twenty-six weeks ended June 30, 1998 versus $952.1k for the same period of the prior year. As a percentage of total revenues, occupancy and other expenses increased to 43.8% for the twenty-six weeks ended June 30, 1998 versus 35.5% for the same period of fiscal 1997. The percentage increase is the result of incurring approximately the same dollar expenses on a smaller revenue base.


OTHER INCOME AND EXPENSE INCLUDING OVERHEAD / GENERAL & ADMINISTRATION

General and administrative expenses consist of corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses), and expenses associated with non-operational properties such as rent and insurance. General and administrative expenses increased to $222.7 thousand for the twenty-six weeks ended June 30, 1998 from $211.7k for the same period of fiscal 1997, an increase of $11.0k or 5.2%. As a percentage of total revenues, general and administrative expenses increased to 10.4% for the twenty-six weeks ended June 30, 1998 versus 7.9% for the same period of fiscal 1997.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses are incorporated into Operating Expenses for our field operations and into our Overhead / G&A line for depreciation and amortization expenses for our support areas.

Depreciation and amortization expenses were $72.8k for the twenty-six weeks ended June 30, 1998 versus $65.1k for the twenty-six weeks ended June 30, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.4% for the twenty-six weeks ended June 30, 1998 versus 2.4% for the same period of the prior year. The increase of $7.7k for the twenty-six weeks ended June 30, 1998 principally consisted of an increase in restaurant depreciation expense which was principally attributable to the recognition of depreciation expense for My Martini Restaurant for 6 months in 1998 and five months in 1997.

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

The Company's principal financing for the construction and opening of its restaurants through June 30, 1998, was provided by its shareholders through a public offering in November, 1997.

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

On December 30, 1997, the Company consummated the acquisition of 51% of the equity interests in each of four limited partnerships for an aggregate payment of $3,000,000 pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or is planned to operate a Max's Grill Restaurant at separate locations in South Florida. The investments in the limited partnerships are accounted for under the equity method of accounting. Summarized total combined balance sheet information for the limited partnerships including the 49% portion not owned by the Company as of June 30, 1998 follows:

Assets:
  Current assets                            $ 1,643,950
  Property and equipment, net                 1,580,220
  Other assets                                  423,550
                                            -----------
       Total assets                         $ 3,575,720
                                            ===========
Liabilities and equity:
  Current liabilities                       $   595,149
  Long-term debt                                222,220
  Partners' equity                            2,758,351
                                            -----------
       Total liabilities and equity         $ 3,575,720
                                            ===========

The Company is actively negotiating to purchase the remaining 49% of the four restaurants which it currently does not own. If consummated, the operating results of the four restaurants will be included in the Company's financials on a consolidated basis as of the closing date. There are no assurances that the acquisition will be consummated.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently there are no legal proceedings against the Company that the Company is aware of or initiated by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit 27 Financial Data Schedule

(b)   Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SFORZA ENTERPRISE, INC.

Date: August 14, 1998



By:  /s/ DENNIS MAX
     -------------------------------
     Dennis Max
     PRESIDENT


By:  /s/ FREDERICK J. DREIBHOLZ
     -------------------------------
     Frederick J. Dreibholz
     CHIEF FINANCIAL OFFICER