Form 10QSB
period 1998-09-30
SFORZA ENTERPRISES INC
filed 1998-11-16
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                         COMMISSION FILE NUMBER 0-23251

                            ------------------------

                             SFORZA ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)



               FLORIDA                                    65-0705377
     (State or other jurisdiction            (IRS Employer Identification No.)
   of incorporation or organization)

       222 CLEMATIS STREET, SUITE 202                         33401
       WEST PALM BEACH, FLORIDA                             (Zip Code)
(Address of principal executive offices)


         Issuer's telephone number, including area code: (561) 366-0027



                            ------------------------


                    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes __X__ No _____

                    As of September 30, 1998, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.

                             SFORZA ENTERPRISES INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited):

       Consolidated Balance Sheet                                                          1

       Consolidated Statements of Operations                                               2

       Consolidated Statements of Cash Flows                                               3

       Notes to Interim Consolidated Financial Statements                                  4

    Item 2. Management's Discussion and Analysis or Plan of Operation                     5 - 9


PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                               9

    Signatures                                                                             9


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                   (Unaudited)

                                     ASSETS

Current assets:
    Cash & cash equivalents                                                                             $   251,408
    Inventories                                                                                              60,809
    Other current assets                                                                                    122,521
    Due from related party                                                                                   21,417
                                                                                                       ------------
        Total current assets                                                                                456,155

Investment in unconsolidated affiliates                                                                   2,805,869

Property plant & equipment                                                                                  942,262
Other assets, net                                                                                            36,905
                                                                                                       ------------
             Total assets                                                                               $ 4,241,191
                                                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                    $    44,011
    Accrued expenses                                                                                        210,138
    Current portion of long term debt                                                                         5,629
Current portion of obligations under capital leases                                                          21,325
                                                                                                       ------------

        Total current liabilities                                                                           281,103

Obligations under capital leases - net                                                                       26,399
                                                                                                       ------------

        Total liabilities                                                                                   307,502
                                                                                                       ------------

Shareholders' equity:
    Common stock, $.01 par value                                                                             17,100
    Additional paid in capital                                                                            5,097,064
    Retained earnings                                                                                    (1,180,475)
                                                                                                       ------------

        Total shareholders' equity                                                                        3,933,689
                                                                                                       ------------

             Total liabilities & shareholders' equity                                                   $ 4,241,191
                                                                                                       ============

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                             -------------------------------------      ------------------------------------
                                                September             September             September             September
                                                30, 1998              30, 1997              30, 1998              30, 1997
                                             -------------          --------------      --------------         -------------
Net sales                                    $    739,940           $   759,224          $ 2,879,549           $ 3,439,127
                                             ------------           -----------         ------------           -----------
Cost and expenses:
    Cost of sales                                 393,920               449,193            1,434,587             1,973,898
    Operating expenses                            579,551               481,014            1,738,688             1,610,793
    Interest expense, net                           6,726                 6,373                8,881                30,873
                                             ------------           -----------         ------------           -----------

       Total cost & expenses                      980,197               936,580            3,182,156             3,615,564
                                             ------------           -----------         ------------           -----------

Loss before other income
    (expense)                                    (240,257)             (177,356)            (302,607)             (176,437)

Other income (expense):
    Other income                                  (12,611)               (9,596)              16,085                (9,509)
    Compensatory earnings
       charge for stock
       options granted                                  -              (206,250)                   -              (206,250)
    Equity in losses of
       unconsolidated
       affiliates                                (188,692)                    -             (173,821)                    -
                                             ------------           -----------         ------------           -----------

       Loss before
          provision for
          income taxes                           (441,560)             (393,202)            (460,343)             (392,196)

Income tax benefit                                      -               (60,300)                   -               (60,000)
                                             ------------           -----------         ------------           -----------

    Net loss                                 $   (441,560)          $  (332,902)         $  (460,343)          $  (332,196)
                                             ============           ===========         ============           ===========

Basic earnings (net
    loss) per common share                         $(0.26)               $(0.33)              $(0.27)               $(0.32)

Weighted average common
    shares outstanding                          1,710,000             1,008,859            1,710,000             1,034,544

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                              1998                  1997
                                                                                          -------------         -------------
Cash flows from operating activities:
    Net loss                                                                              $ (460,343)             $ (332,196)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Equity in losses of unconsolidated affiliates                                    173,821                       -
            Depreciation and amortization                                                    157,713                  99,492
            Compensatory earnings charge for stock
               options granted                                                                     -                 206,250
            Increase in accounts receivable                                                        -                 (11,487)
            (Increase) decrease in inventories                                                 9,353                 (20,265)
            (Increase) decrease in other current assets                                       40,326                (115,899)
            Increase (decrease) in accounts payable                                         (150,857)                131,209
            Increase in accrued expenses                                                      37,180                  (1,784)
            Decrease in unearned revenue                                                           -                 (61,759)
            Decrease in income taxes payable                                                       -                 (15,387)
                                                                                          ----------             -----------
Net cash used in operating activities                                                       (192,807)               (121,826)
                                                                                          ----------             -----------
Cash flows from investing activities:
    Purchases of property and equipment                                                      (83,383)               (499,075)
    Advances to related party                                                                (21,417)                      -
    Increase in other assets                                                                  (3,142)                 (4,846)
                                                                                          ----------             -----------

Net cash used in investing activities                                                       (107,942)               (503,921)
                                                                                          ----------             -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                         -                 156,250
    Proceeds from issuance of preferred stock                                                      -                 400,000
    Other debt issuance proceeds                                                                   -                 133,250
    Repayment of due to shareholders                                                               -                 (62,104)
    Repayment of notes payable, shareholders                                                       -                 (99,103)
    Principal payments on long-term debt                                                     (22,189)                (19,863)
    Principal payments on obligations under
        capital leases                                                                       (16,923)                (14,225)
                                                                                          ----------             -----------

Net cash provided by (used in) financing activities                                          (39,112)                494,205
                                                                                          ----------             -----------

Net decrease in cash and cash equivalents                                                   (339,861)               (131,542)

Cash and cash equivalents, beginning of period                                               591,269                 202,639
                                                                                          ----------             -----------

Cash and cash equivalents, end of period                                                  $  251,408              $   71,097
                                                                                          ==========             ===========
Total interest paid during the period                                                     $    8,882              $   18,260
                                                                                          ==========             ===========
Total income taxes paid during the period                                                 $        -              $   15,387
                                                                                          ==========             ===========

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
---------------------

The consolidated statements as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results of the interim period ended September 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1998.

Investments in Unconsolidated Affiliates
----------------------------------------

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000. Each of the limited partnerships operates or is planned to operate Max's Grille Restaurants at a separate location. The business of the limited partnerships is governed by identical limited partnership agreements which vest overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through management agreements with URCI executed by each of the limited partnerships. The Company accounts for the investments in the limited partnerships using the equity method.

Income Taxes
------------

No income tax benefit is recognized in the statement of operations for the nine months ended September 30, 1998 for the Company's operating losses due to its brief operating history. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.

Earnings (Net Loss) per Common Share
------------------------------------

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The effect of potentially dilutive securities outstanding during the nine months ended September 30, 1998 and 1997 is anti-dilutive. Therefore, diluted earnings per share are not presented for such periods. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 75,000 shares at $5.00 per share, options to purchase 65,000 shares at $11.63 per share, and warrants to purchase 650,000 shares at $9.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS FORM 10-QSB UNDER ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", WHICH ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF SFORZA ENTERPRISES INC. AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF NEW RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS; THE SUCCESS OF OPERATING INITIATIVES; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY; TECHNOLOGICAL DIFFICULTIES ASSOCIATED WITH THE COMPANY'S MANAGEMENT INFORMATION SYSTEMS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S EXPANDED RESTAURANT OPERATIONS; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-QSB AND THE COMPANY'S FORM 10-QSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                GENERAL COMMENTS

As of September 30, 1998, the Company owns and operates two restaurants which are owned 100% and four additional restaurants which are 51% owned. Of the four restaurants that are 51% owned, two are open and two are in development. Of the two restaurants in development, one is scheduled to open in the current year and one is intended to open in 1999.

The restaurants currently open are:

Restaurant                                              Location                               Date Opened
----------                                              --------                               -----------
Sforza's Ristorante                                     West Palm Beach, FL                    February, 1996
My Martini Grille                                       West Palm Beach, FL                    February, 1997
Max's Beach Place                                       Fort Lauderdale, FL                    April 29, 1997
Max's Grille @ Las Olas Riverfront                      Fort Lauderdale, FL                    June 17, 1998
Max's Grille                                            Weston, FL                             October 10, 1998

The restaurants currently in development are:


Restaurant                                              Location                               Scheduled Opening
----------                                              --------                               -----------------
TBA                                                     TBA                                    1999


Each restaurant is an upscale, high volume, casual dining operation.

The Company's revenue consists primarily of sales from its West Palm Beach restaurants. The Company's costs and expenses relate to restaurant sales (cost of food, beverages and supplies), the management to run the operations and overhead (operating expenses including labor and occupancy, general and administrative expenses, depreciation and amortization expenses, and preopening amortization expense).

                           EQUITY METHOD OF ACCOUNTING

The Company has 51% limited partnership interests in each of four limited partnerships which operate or plan to operate Max's Grille restaurants at separate locations. Because the Company does not exercise control over the limited partnerships, the Company's investments are accounted for using the equity method of accounting. As a result, the revenue and expenses of these restaurants are not incorporated into the consolidated revenue and expenses for Sforza Enterprises Inc. Instead, 51% of the profit or losses from the limited partnerships is recognized in results of operations as "equity in losses of unconsolidated affiliates."


                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

                       Comparative Operational Percentages
                     Stated as a Percentage of Total Revenue

                                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                            ---------------------------------            --------------------------------
                                              September             September             September             September
                                              30, 1998              30, 1997              30, 1998              30, 1997
                                            -----------            ----------            -----------            ---------
Net sales                                     100.0 %               100.0 %               100.0 %               100.0 %
                                             ------                ------                ------                ------
Cost & expenses:
    Cost of sales                              53.2 %                59.2 %                49.8 %                57.4 %
    Operating expenses                         78.2 %                63.3 %                60.4 %                46.8 %
    Interest expense, net                       0.9 %                 0.8 %                 0.3 %                 0.9 %
                                             ------                ------                ------                ------

       Total cost &
          expenses                            132.4 %               123.3 %               110.5 %               105.1 %
                                             ------                ------                ------                ------

          Loss before
              other income
              (expense)                       (32.4)%               (23.3)%               (10.5)%                (5.1)%

Other income (expense):
    Other income                               (1.7)%                (1.3)%                (0.6)%                (0.3)%
    Compensatory earnings
       charge for stock
       options granted                            - %               (27.1)%                   - %                (6.0)%
    Equity in losses of
       unconsolidated
       affiliates                             (25.5)%                   - %                (6.0)%                   - %
                                             ------                ------                ------                ------
       Loss before income
          tax benefit                         (59.2)%               (51.7)%               (15.9)%               (11.4)%

    Income tax benefit                            - %                (7.9)%                   - %                (1.7)%
                                             ------                ------                ------                ------

          Net loss                            (59.2)%               (43.8)%               (15.9)%                (9.7)%
                                             ======                ======                ======                ======

                                   SEASONALITY

The operating restaurants are located in the coastal communities of southeast Florida. As a result, seasonality has an impact on revenue and subsequently the quarterly profitability. High season generally runs from mid-November through April. In the third quarter, revenue has historically equaled 20% of the total annual revenue.


       NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 1997

                                     REVENUE

For the nine months ended September 30, 1998, the Company's net sales decreased 16.3% to $2,879,549. The sales decrease is the result of increased competition in the West Palm Beach area resulting from the continued development of the Clematis Street area.


                                  COST OF SALES

During the nine months ended September 30, 1998, cost of sales was $1,434,587 versus $1,973,898 for the comparable prior period. The related decrease of $539,311 is primarily attributable to the decrease in sales volume. Cost of sales, as a percentage of net sales, improved to 49.8% for the nine months ended September 30, 1998 from 57.4% for the comparable period in 1997. This improvement is due to the menu redesign and increased management control. The menu at the Company's restaurants is a diverse menu and is not overly dependent on a single commodity. The Company's food production principles dictate that all items be prepared from the highest quality, fresh food. As a result, the Company is more dependent upon spot market prices as opposed to longer-term commodity pricing.

With respect to newly opened restaurants, these costs will typically be higher than normal during the first 90-120 days of operations until the restaurant staffs become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.


                               OPERATING EXPENSES

Operating expenses include occupancy expenses, advertising, repairs and maintenance, general supplies, depreciation and amortization of property and equipment, and amortization of start-up costs. Operating expenses increased by 17.9% from $1,610,793 for the nine months ended September 30, 1997 to $1,738,688 for the nine months ended September 30, 1998. This increase is primarily due to costs associated with developing the Company's corporate infrastructure.

As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Start-up costs, which often exceed $200,000 per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Such costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. As is currently the practice for many upscale, highly customized and "theme" restaurant entities, the Company defers its restaurant start-up costs and then amortizes the costs over a 12-month period immediately following the opening of the respective restaurant. Total restaurant preopening amortization will vary from quarter to quarter depending on the timing of restaurant openings. Currently, the Company is evaluating its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. However, there can be no assurance that preopening costs will be minimized for future restaurants.

A new accounting standard was recently adopted by the American Institute of Certified Public Accountants which will require a change in the Company's accounting for preopening costs to an expense-as-incurred basis. The pronouncement is required to be implemented by the Company in 1999; however, the Company is considering whether to adopt, during the fourth quarter of 1998, the provisions of this pronouncement. The Company's implementation of a new accounting principle in this respect would require the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption.


                  EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES

On December 30, 1997, the Company consummated the acquisition of 51% of the equity interests in each of four limited partnerships for an aggregate payment of $3,000,000 pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or is planned to operate a Max's Grill Restaurant at separate locations. The investments in the limited partnerships are accounted for under the equity method of accounting. Summarized total combined balance sheet and combined results of operations information for the limited partnerships including the 49% portion not owned by the Company as of September 30, 1998 and for the nine months then ended follows:

                 Combined Balance Sheet Information (Unaudited)

         Assets:
             Current assets                                                                             $ 1,277,933
             Property and equipment, net                                                                  2,023,641
             Other assets                                                                                   108,290
                                                                                                     --------------
                Total assets                                                                            $ 3,409,864
                                                                                                     ==============
         Liabilities and equity:

             Current liabilities                                                                        $ 1,021,495
             Partners' equity                                                                             2,388,369
                                                                                                     --------------

                Total liabilities and equity                                                            $ 3,409,864
                                                                                                     ==============

             Combined Results of Operations Information (Unaudited)

         Net sales                                                                                      $ 3,460,185
                                                                                                     --------------
         Cost and expenses:
             Cost of sales                                                                                1,803,412
             Operating expenses                                                                           1,992,417
             Interest expense                                                                                30,023
                                                                                                     --------------

                Totals cost and expenses`                                                                 3,825,852
                                                                                                     --------------

         Loss before other income                                                                          (365,667)

         Other income                                                                                        24,841
                                                                                                     --------------

         Net loss                                                                                       $  (340,826)
                                                                                                     ==============

                                       8

During the nine months ended September 30, 1998, Max's Beach Place operated for the entire period while Max's Grille @ Los Olas Riverfront opened in June 1998. The partnerships' combined net loss for the nine months ended September 30, 1998 includes $173,400 of start-up cost amortization. The Company's proportionate share of the net loss for the nine months ended September 30, 1998, totaling $173,821, is reflected in the Company's results of operations as equity in losses of unconsolidated affiliates.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's operating restaurants are located in West Palm Beach, Florida and are therefore subject to the seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. The Company expects to use its cash reserves or working capital generated during its busy season, as needed, to fund its operations during the off-season.

The Company's principal financing for the construction and opening of its restaurants through September 30, 1998, was provided by its shareholders. The Company does not have an existing arrangement for a credit facility with a financial institution for short term financing. Management believes that cash flow expected to be generated from operations, together with the remaining proceeds from the initial public offering in 1997 will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 1999.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.
      Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K. None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SFORZA ENTERPRISES INC.

Date: November 14, 1998


By:/s/
   -----------------------------
   Dennis Max
   PRESIDENT

By:/s/
   -----------------------------
   Jay Visconti
   CHIEF FINANCIAL OFFICER