Form 10KSB
period 1998-12-31
SFORZA ENTERPRISES INC
filed 1999-04-15
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    222 CLEMATIS ST, SUITE 202, WEST PALM BEACH, FLORIDA 33401 (561) 366-0027

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year totaled
$ 3,774,366.

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on April 13, 1999, as reported by the Over the Counter Electronic Bulletin Board(R), was approximately $ 438,000.

As of April 13, 1999 there were 1,710,000 shares of Sforza Enterprises Inc. Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format:     Yes  [  ]    No  [X]


ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         Sforza Enterprises Inc. (the "Company") owns and operates, through two wholly-owned subsidiaries, two upscale, moderately priced restaurants located in West Palm Beach, Florida (the "West Palm Beach Restaurants"). On December 30, 1997, the Company consummated its planned acquisition of 51% of the equity interests in four entities, each of which owns or is developing one restaurant using the Max's Grille Restaurant concept (the "Max's Grille Restaurants"). As of December 31, 1998, the two West Palm Beach Restaurants and three of the Max's Grille Restaurants are open. All of the Max's Grille Restaurants are managed by Unique Restaurant Concepts, Inc. ("URC"), a company controlled by and affiliated with the owners of the remaining 49% of the equity interests in the Max's Grille Restaurants. The investments in the entities which own the Max's Grille Restaurants are accounted for using the equity method.


HISTORY

         Castle Room, Inc. was incorporated in May 1995 by Company directors Dale J. Brisson and Joseph C. Visconti to develop Sforza Ristorante, one of the West Palm Beach restaurants. Clematis Bistro Corporation was incorporated in April 1996 by Mr. Visconti to develop My Martini Grille, the other West Palm Beach restaurant. Sushi Enterprises, Inc. was incorporated in July 1996 by Messrs. Brisson and Visconti to develop a sushi restaurant. The Company was incorporated in July 1996 as a holding company for the three corporations. Messrs. Brisson and Visconti exchanged their founders' shares in Castle Room, Inc. for founders' shares in the Company, and the Company capitalized Clematis Bistro Corporation and Sushi Enterprises, Inc. with proceeds of private securities offerings. Management determined to postpone the development of the sushi restaurant until they decide that the competitive conditions are more favorable.

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


THE MAX'S GRILLE RESTAURANTS

         On December 30, 1997, the Company acquired 51% of the limited partnership interests in the entities that own the Max's Grille Restaurant located at 17 South Atlantic Boulevard in Fort Lauderdale ("Beach Place") 300 Southwest First Avenue ("Las Olas Riverfront") in Fort Lauderdale, Florida, and 2210 Weston Road, in Weston, Florida ("Weston"), plus the entity that will own the next Max's Grille to be developed, the location of which is to be determined. Each of the Max's Grille Restaurants will replicate the Max's Grille Restaurant in Boca Raton, Florida. Beach Place opened in May 1997. Las Olas Riverfront opened in June 1998, and Weston opened in October 1998. The Company designated the majority of the directors of the corporations serving as general partners of the Max's Grille Restaurants.

         The Las Olas Riverfront, a new 270,000 square foot shopping center on the New River, the main water thoroughfare dissecting downtown Fort Lauderdale, is anchored by a 24 screen stadium-seating movie theater and an 80,000 square foot amusement center. The Max's Grille Restaurant located at the Las Olas Riverfront is 6,500 square feet, seating 200 inside and 40 on an outside patio.

         In Weston, the Max's Grille Restaurant co-anchors the new 200,000 square foot Waterway Shoppes. It is 6,500 square feet, seating 200 inside and 40 on an outside lakefront patio.

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

         The typical setting for a Max's Grille Restaurant is a high-profile upscale community, where an average food and beverage check of $25 could foster repeat visits by patrons. Young professional and prosperous active "golden agers" the demographic group that according to the National Restaurant Association spends more money dining out than any other age group - comprises Max's Grille's regular clientele.

         Max's Grille in Boca Raton, Florida, which is not owned by the Company but which served as the model for the Max's Grille Restaurants in which the Company has an ownership interest, incorporates casual dining, moderate prices and a cosmopolitan ambiance in a comfortable relaxed atmosphere. Opened in 1991, the 225-seat restaurant has been serving a mix of new American and Continental cuisine with a wide variety of wines and a full-service bar. The decor features a free-standing mahogany bar, high ceilings with star chandeliers and floating window treatments. The restaurant specializes in its fresh, simply-prepared cuisine, with an emphasis on the cooking of Florida, California, New Orleans, Europe and the Pacific. The future Max's Grille restaurants are expected to use the same theme.

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


RESTAURANT  MANAGEMENT

         URC, the restaurant Management Company owned by Company directors Messrs. Catalfumo, Max (and Mrs. Max) and Rapoport operate all of the Max's Grille Restaurants, as well as their nine other existing restaurants. The West Palm Beach restaurants were managed by URCI through October 31, 1998.

         On December 30, 1997, each of entities owning a Max's Grille Restaurant entered into a management agreement with URC, pursuant to which URC will manage the Max's Grille Restaurants. This agreement is terminable for any reason by any party with ninety days prior written notice, or immediately by the Companies under certain circumstances specified in the agreement.

         The staff of each Company restaurant (including the Max's Grille Restaurants) consists of a general manager, a chef and between 20 and 70 other employees. Restaurant managers are entitled to participate in an annual discretionary bonus program based upon the financial and operational results of their particular restaurant.

         The Company believes that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to the restaurants' long-term success. During the training program, restaurant managers are taught to promote the Company's team-oriented atmosphere among restaurant employees, with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The Company believes that the quality and training of its restaurant managers and staff results in friendly, courteous, efficient service which contributes to a casual and pleasurable dining experience for the customer.



COMMITMENT AND CUSTOMER SATISFACTION

         The Company's commitment to customer satisfaction is underscored by the employee training program, which is required for all Company personnel. SEI has refined its training program , producing manuals on policies and procedures and an employee handbook. The Company's restaurant employees spend a full week training, from orientation on cultures and standards to classroom lessons to hands-on instruction. Tests are given each day to monitor retention. Food tasting is included. The final step is a three-day mock service for family, friends and vendors.

         Through the use of comment cards and table visits, Company management receives valuable customer feedback and, through prompt responses, demonstrate a continuing devotion to customer satisfaction.


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


ADVERTISING AND MARKETING

         Advertising and marketing expenditures were approximately 2% of sales during 1997 and 1998. The Company sponsored charitable events, participated in cooking competitions (regional and national), advertised in local magazines and newspapers and gave away drinks and meals at tables.


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


COMPETITION

         Competition in the restaurant casual fine dining segment is intense. The industry, particularly the full-service casual dining segment, is likely to attract a significant number of new entrants. The Company also expects to face competition from a broad range of other restaurants and food service establishments, including national chain restaurants, which specialize in a variety of cuisines. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthy, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences.

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



ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently occupies approximately 800 square feet for its offices located in West Palm Beach, Florida. The office is directly across the street from the My Martini Grille and Sforza Ristorante restaurants. The Company pays $1550 per month in rent. The lease expires October 31, 1999.

         Sforza Ristorante and My Martini Grille are each housed in adjacent storefronts leased from Clematis Development Group, L.C., a real estate holding company. Each restaurant lease provides that the tenant pay rent plus the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. The leases have initial terms of 10 years with renewal options. The Company leases properties with 2,500 to 5,500 square feet total space and seating capacity for 90 to 220 persons. All facilities are in good condition and are adequate for the Company's use. The premises that had been contemplated for the sushi restaurant remain vacant.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any material threatened or pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

   None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock and Warrants (the "Units") are traded on the OTC Bulletin Board(R) service under the symbol "SFZAU." Units are traded together.

   The range of high and low bid information for the Units for the period beginning November 13, 1997 (the date of the Company's initial public offering) and for each quarterly period during the 1998 calander year as follows:


                      PERIOD              HIGH BID             LOW BID
              ---------------------       ---------          ----------

              11/13/97 - 12/31/97         $7.95                 $7.00

              1/1/98 - 3/31/98             6.50                  4.75
              4/1/98 - 6/30/98             6.32                  4.56
              7/1/98 - 9/30/98             6.00                  3.50
              10/1/98 - 12/31/98           4.75                   .75


 These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

   As of April 13, 1999  there were approximately 55 stockholders of record.

   On April 13, 1998, the closing bid price for each Unit was $ .60



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

         On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships which operate or are planned to operate Max's Grille Restaurants in separate South Florida locations for $3,000,000. The first Max's Grille Restaurant began operations in May 1997, the second opened in June 1998 and the third in October 1998. The remaining Max's Grille location has not been determined. The investments are accounted for using the equity method.

         This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and footnotes thereto presented elsewhere herein.


RESULTS OF OPERATIONS

         The following table sets forth selected historical consolidated operating results for the Company as a percentage of net sales.



                                                      Year Ended December 31,
                                                   1998                  1997
                                                   ----                  ----

Net sales                                         100.0%                100.0%
                                                  -----                 -----

Cost and expenses:
    Cost of sales                                  50.0                  56.2
    Operating expenses                             57.6                  53.5
    Interest expense                                 .3                    .8
                                                  -----                 -----

       Total cost and expenses                    107.9                 110.5
                                                  -----                 -----

Operating loss                                     (7.9)                (10.5)

Other income, net                                    .3                    .5
Compensatory stock options
    granted                                           -                  (4.9)
Dividends to preferred
    shareholders                                      -                  (5.3)
Equity in loss of
    unconsolidated affiliates                     (11.9)                    -
                                                  -----                 -----

Loss before income taxes                          (19.5)                (20.2)
Income tax benefit                                    -                    .2
                                                  -----                 -----

Net loss                                          (19.5)%              (20.0)%
                                                  =====                 =====


NET SALES

         The Company's net sales consist of the food and beverage sales realized by the restaurants it operates. The first restaurant, Sforza Ristorante, opened in February 1996 and the second restaurant, My Martini Grille, opened in February 1997. The restaurants are in adjacent locations in downtown West Palm Beach, Florida. Net sales decreased from $4,163,476 in 1997 to $3,774,366 in 1998, representing a decrease of 9.3%. The decrease in net sales from 1997 to 1998 was due to the insurgence of new restaurants opening in the downtown West Palm Beach market place. Sforza Ristorante's net sales were $1,886,689 for the year ended December 31, 1998 and $2,156,710 for the year ended December 31, 1997. My Martini Grille's net sales were $1,887,677 for 1998 and $2,006,766 for 1997. The decrease in Sforza Ristorante's net sales of 12.5% and My Martini Grille of 5.9% from 1997 to 1998 was due to reduced customer counts. Management believes that the decline was the result of increased competition from new restaurants which opened in downtown West Palm Beach during 1997 and 1998.


COST OF SALES

         Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales decreased from $2,338,755 in 1997 to $1,887,946, a 19.3% decrease.

         The cost of sales for Sforza Ristorante as a percentage of net sales was 53.7% in 1997 and 53.3% in 1998. Cost of sales for My Martini Grille was 58.8% for 1997 and 46.8% in 1998. Management is continuing its evaluation of the menu offerings and pricing structure in an attempt to maximize the sales and profits from its restaurants. Total cost of sales, expressed as a percentage of net sales, was 50.0% in 1998 and 56.2% in 1997.

OPERATING EXPENSES

         Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, depreciation and amortization, start-up cost amortization, management fees and administrative expenses. Operating expenses decreased from $2,227,163 in 1997 to $2,174,814 in 1998. Such expenses totaled 53.5% and 57.6% of net sales in 1997 and 1998, respectively. Operating expenses, as percentage of net sales during 1999, are expected to decrease from the 1998 level principally due to the elimination of certain non-recurring expenses and an expected increase in sales in 1999.

         During 1998 and 1997, the Company incurred management fees of $93,982 and $63,309, respectively, pursuant to arrangements with URC which terminated on October 31, 1998. Depreciation and amortization totaled $174,683 in 1998 and $130,145 in 1997.


EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

         On December 30, 1997, the Company 51% equity interests in each of four limited partnerships which operate or are planned to operate Max's Grille Restaurants. One of the restaurants was operating as of December 30, 1997 and two additional restaurants were developed and opened during 1998. The Company's investments are accounted for using the equity method. See Liquidity and Capital Resources below for combined summarized financial information for the limited partnerships.

         The Company's share of the combined loss of the limited partnerships for 1998 was $450,415. This amount includes a $235,703 charge for restaurant start-up costs and $27,081 amortization of the excess of the Company's initial investment over the combined book value of the limited partnerships at the acquisition date. During 1999, three restaurants will be open for the entire year. In the event a fourth restaurant is not opened during 1999, the Company will receive a return of its investment of approximately $600,000. Management expects the limited partnerships to achieve profitability in 1999.


OTHER INCOME AND EXPENSES

         The Company recorded a charge to earnings of $206,250 in 1997 in connection with the granting of options to purchase 75,000 shares of Common Stock to URC. The charge to earnings was based upon the excess of the initial public offering price of the Company's Common Stock over the exercise price of the options. The transaction also resulted in an increase to the Company's paid-in capital of $206,250.

         During 1997, the Company paid dividends to its Series A preferred shareholders of $20,000 and recorded an additional dividend to Series A preferred shareholders of $200,000 relating to the redemption of certain preferred shares (see Liquidity and Capital Resources below). Such dividends are recorded as deductions from earnings attributable to the common shareholders and consequently enter into the determination of the net loss in 1997 for financial reporting purposes.

         Other income for the years 1998 and 1997 principally consists of interest earned.


INCOME TAX EXPENSE

         The Company reported net losses for federal income tax purposes for the years ended December 31, 1997 and 1998 and, at December 31, 1998, has available net operating loss carryforwards approximating $995,000 which may be used to reduce future taxable income. The 1997 income tax benefit reflects the refundable income taxes from 1996, net of the deferred tax asset recognized in 1996. The tax benefits from the operating loss carryforwards in1998 and 1997 were offset by valuation allowances and, accordingly, no net deferred tax assests are recognized in the accompanying financial statements.


INTEREST EXPENSE, NET

         Interest incurred principally relates to capital leases for equipment. Interest expense in 1997 is reflected net of interest capitalized on qualifying expenditures of $7,450.


NET LOSS

         As a result of the above, the Company's net loss attributable to common shareholders was $737,611 and $833,043 for the years ended December 31, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating restaurants are located in West Palm Beach, Florida and are therefore subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slow during the off-season. The Company expects to use its cash reserves or working capital generated during its busy season to fund its operations during the off-season.

         The Company's principal financing for the construction and opening of its restaurants prior to 1997 was provided by its shareholders. During the year ended December 31, 1997, the Company borrowed $250,000 pursuant to a fixed rate promissory note payable to a principal of URC and subsequently converted $125,000 of such note into 40,000 shares of Common Stock. In addition, $31,250 was raised through the issuance and sale of 25,000 shares of its Common Stock. During May 1997, the Company issued and sold 160,000 shares of Series A Preferred Stock (the "Series A shares") for $2.50 per share. Such funding was obtained to complete construction and opening of the My Martini Grille restaurant, and provide working capital to support operations, as needed, during the off-season. The Company consummated the initial public offering of its Common Stock in November 1997, raising net proceeds of $4,041,364. Such proceeds were used to redeem 80,000 Series A shares for $400,000, repay the $125,000 balance due on the fixed rate promissory note, provide funding for the acquisition of certain limited partnership interests and for working capital (see below).

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

         On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000 pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or is planned to operate Max's Grill Restaurants at a separate location in South Florida. The business of the limited partnerships is governed by identical limited partnership agreements (the Agreements) which vest overall management and control of the partnerships in URC through management agreements executed by each of the limited partnerships. The Agreements provide for the return of approximately $600,000 of the Company's investment in the event the fourth restaurant is not developed. The Agreements do not require the partners to make loans to the partnerships or additional contributions to capital.

         The investments in the limited partnerships are accounted for under the equity method of accounting. Summarized combined balance sheet information for the limited partnerships as of December 31, 1998 follows:

        Assets:
          Current assets                                                  $ 1,256,483
          Property and equipment, net                                       1,972,259
          Other assets                                                         27,495
                                                                          -----------

        Total assets                                                      $ 3,256,237
                                                                          ===========

        Liabilities and equity:
          Current liabilities                                             $ 1,206,806
          Long-term debt                                                      150,302
          Partners' equity                                                  1,899,129
                                                                          -----------

        Total liabilities and equity                                      $ 3,256,237
                                                                          ===========

   The limited partnerships' combined results of operations for 1997 attributable to the Company during its period of ownership in 1997 were not material. Summarized combined results of operations for the year ended December 31, 1998 are presented as follows:

        Net sales                                                           $ 5,722,623
                                                                            ===========

        Net loss                                                            $  (830,066)
                                                                           ============

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

ITEM 7.  FINANCIAL STATEMENTS.

   See Index to Consolidated Financial Statements on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


              The Company's directors and officers are as follows:

               NAME                          AGE                                   TITLE
---------------------------------           -------         -----------------------------------------------
Gerald J. Visconti, Jr...........              34           President, Chief Executive Officer
                                                            Secretary and Director

Michael J. Fulgenzi..............              50           Vice President

Vincent Holland..................              68           Chief Financial Officer, Treasurer and Director

Dale J. Brisson..................              38           Director

Gerald J. Visconti, Jr. has served as an officer and director of the Company since its inception in July 1996. He structured the Company to consummate the public offering in 1997. In addition he established the Company's accounting and management information systems departments. Mr.Visconti was elected president on November 1, 1998. Prior to joining the Company, he owned and operated an international transportation company in Los Angeles, California for 11 years. Mr. Visconti graduated from Morrisville Technical College, Morrisville, New York in 1983 with a degree in automotive technology. He is a highly energetic and capable entrepreneur who is exceptionally adept in restructuring business organizations in order to accomplish optimum management proficiency and company profitability.

Michael J Fulgenzi is an experienced restaurant executive who has an abundance of knowledge in all facets of the restaurant industry. Not only was he an accomplished chef, and independent restaurant owner, but he also operated his own hospitality consulting company where he advised numerous restaurateurs precisely how to improve their restaurant concepts, improve management proficiency, and accomplish profitability.

Vincent Holland has over 37 years of restaurant experience. For the past 15 years he has been an active restaurant consultant with exposure to over 60 restaurants, hotels, country clubs, etc. Vince has perfected an industry business and financing plan especially for restaurants. His business emphasis includes establishing realistic revenue projections, operational cost budgets, and formulating periodic business and financial reporting.

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

   Directors have not been compensated for their services on the Board of Directors. The Company will reimburse directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company.

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



ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth the aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer ("CEO") and its four most highly compensated executive officers other than the CEO who served as such at the end of the last fiscal year.(1)(3)

                            SUMMARY COMPENSATION TABLE

                               Annual Compensation
                 ----------------------------------------------

                                                                               Other Annual      Securities Underlying
Name and Principal                                                             Compensation ($)    Options Granted (#)
Position                  Year       Salary ($)            Bonus ($)
----------------------------------------------------------------------------------------------------------------------
Gerald J. Visconti (1)    1998         $68,153              $     0                     $ 0                      (4)
President, Director       1997         $51,000              $20,000                       -                       -
and Chief Executive       1996               -                    -                       -                       -
Officer
- ------------------------------------------------------------------ -------------------------------------------------
Dale J. Brisson (2)       1998        $      0              $     0                 $12,260                     N/A
Director                  1997        $ 69,230                    -                       -                     N/A
                          1996               -                    -                       -                     N/A
----------------------------------------------------------------------------------------------------------------------

 (1) Mr. Visconti became president and Chief Executive Office of the Company on November 1, 1998.
(2) Mr. Brisson was an employee of the Company from July 1996 to December 30, 1997. The compensation set forth for 1998 was paid pursuant to a consulting agreement.
(3) No officer of the company earned $100,000 or more per year, during 1996 through 1998.
(4) Does not include options to purchase 70,000 shares of Common Stock granted to Mr. Visconti subsequent to December 31, 1998 at exercise prices ranging from $2.50 to $4.44 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table reflects shares of Common Stock beneficially owned(1) (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of April 13, 1999 by (i) each person known to the Company as having beneficial ownership of more than 5% of the Common Stock; (ii) each director of the Company; (iii) each officer of the Company; and (iv) all directors and officers of the Company as a group.

 NAME AND ADDRESS OF BENEFICIAL OWNER           Shares Beneficially Owned(1)  Percent of Class
----------------------------------------------------------------------------------------------------------------------
Dale J. Brisson(b)(d)                                    381,250                22.30%
2815 Hampton Court E
Delray Beach, Florida  33445
----------------------------------------------------------------------------------------------------------------------
Daniel S. Catalfumo(c)                                    95,000                 5.56%
4300 Catalfumo Way
Palm Beach Gardens, Florida  33410
----------------------------------------------------------------------------------------------------------------------
Gerald J. Visconti, Jr.(a)                                51,961                 3.04%
3500 North Flagler Drive
West Palm Beach, Florida  33401
----------------------------------------------------------------------------------------------------------------------
Milton Barbarosh (d)                                     377,750                22.09%
1900 Corporate Blvd., Suite 305-W
Boca Raton, FL 33431
----------------------------------------------------------------------------------------------------------------------
Vincent Holland (b)                                            0                    0
Suite 301
1701 Marina Isle Way
Jupiter, Florida  33477
----------------------------------------------------------------------------------------------------------------------
All directors and officers as a group                    905,961                52.99%
  (3 persons)
----------------------------------------------------------------------------------------------------------------------

(a)      An officer and a director.
(b)      A director.
(c) Includes 75,000 shares of Common Stock underlying an option granted to Unique Restaurant Concepts Inc. (URC). Mr. Catalfumo is a principle of URC.
(d)      Includes 150,000 shares of Common Stock owned by Vask
         Enterprises, Inc., a Florida corporation of which Mr. Brisson and
         Mr. Barbarosh are principals.
 -------------------------------------
(1) Unless otherwise indicated, each person has sole voting and investment rights with respect to the shares specified opposite his name.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Separation Agreement. Effective on November 1, 1998 (the "Separation Date") the Company entered into an agreement (the "Separation Agreement") by and among the Company and certain corporations, partnerships and individuals, including Dennis Max, Burton Rapoport and Daniel Catalfumo, each of whom was at the time a director of the Company. Pursuant to the terms of the Separation Agreement, each of Messrs. Max, Rapoport and Catalfumo resigned as directors of the Company on the Separation Date, and the Company terminated its Management and Consulting Agreement for My Martini Grille and Sforza Ristorante with Unique Restaurant Concepts, Inc. ("URC"), a corporation owned by the three resigning directors. During fiscal 1998, URC was paid fees of $93,982 for management and consulting services rendered by URC through the Separation Date. The Separation Agreement also contained conditions providing that a previous Joinder Agreement among certain of the parties was terminated whereby the remaining directors of the Company would no longer be obligated to vote their capital stock of the Company in favor of electing the resigning directors to the Company's board of directors. Finally, the Separation Agreement provided that Mr. Max would be available to provide advisory services to the Company. Mr. Max has provided limited services but was paid no fees for such services from the Separation Date through December 31, 1998.


         Premises Leases. The Company leases the spaces for its three restaurants from Clematis Development Group, L.C., a Florida limited liability company partially owned by Joseph Visconti, a former director. Castle Room Inc.'s lease expires in December 2005 and calls for an annual rent of $51,500 in the first year, gradually rising to $94,125 in 2005. Clematis Bistro Corporation's lease expires in January 2006 and calls for annual rent of $96,250 in the first year, gradually rising to $145,750 in the final year. Sushi Enterprises, Inc.'s lease expires in January 2006 and calls for annual rent of $20,000 in the first year, gradually rising to $46,875 in the final year. Each lease is "triple net," meaning that the tenant pays for insurance, taxes and maintenance.


        Construction. Dan Catalfumo, a former director, owns the construction company which built Max's Beach Place Grille, one of the Max's Grille Restaurants in 1997, and built the Max's Grille Restaurants in the Las Olas Riverfront development, Ft. Lauderdale, Florida and in Weston, Florida in 1998.

     Funding Agreement. The Company, URC, Dennis Max, a former director, and related parties entered into a Funding Agreement on July 1, 1997 pursuant to which the Company agreed to devote $3,000,000 of the proceeds of its November 1997 public offering to the construction and pre-opening expenses of four Max's Grille Restaurants and to grant URC an option to acquire 75,000 shares of the Company's Common Stock exercisable at $5.00 per share through December 31, 1999 in exchange for 51% equity interests in such Max's Grille Restaurants and URC's agreement to manage such restaurants at a discounted rate.

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

4.3 Promissory Note in the principal amount of $60,000 dated December 1, 1995 by the Company payable to First Union National Bank of Florida (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

4.4 Form of Stock Option Agreement dated July 1, 1997 between the Company and Unique Restaurant Concepts Ltd. (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

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

10.11 Certificate of registration of My Martini Grille as a service mark (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

10.12 Certificate of registration of Sforza Ristorante as a service mark (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

10.13* Standard Lease dated October 1998 by and between the Company and 230
       Clematis Street Limited Partnership, for the Company's executive offices.

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

10.20* Release and Indemnification Agreement dated October 31, 1998 by and among the Company, Castle Room, Inc., Clematis Bistro Corporation, Sushi Enterprises, Inc., Dennis Max, Burt Rapoport and Dan Catalfumo.

10.21* Agreement dated October 31, 1998 by and among the Company, Castle Room,
       Inc., Clematis Bistro Corporation, Sushi Enterprises, Inc., Max's Beach Grill, Ltd., Unique Brickell, Ltd., Unique Weston, Ltd., Unique TBA, Ltd., Unique Restuarant Concepts, Inc., Unique Restuarant Concepts, Ltd., Dennis Max, Burt Rapoport, Dan Catalfumo, Joseph Visconti, Gerald J. Visconti, Jr. and Dale Brisson.

21.1*  Subsidiaries of the Registrant

27*    Financial Data Schedule


---------------------------------------
*     Filed herewith.

(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                               SFORZA ENTERPRISES INC.
                               (Registrant)



Dated:  April 15, 1999         By:  /s/ Gerald J. Visconti
                                    ----------------------------
                                    Gerald J. Visconti
                                    President, Chief Executive Officer and
                                    Director


    In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                  Title                      Date
---------                                                  -----                      ----
/s/ Michael J. Fulgenzi                       Vice President and Secretary            April 15, 1999
----------------------------------
Michael J. Fulgenzi

/s/ Dale J. Brisson                           Director                                April 15, 1999
----------------------------------
Dale J. Brisson

/s/ Vincent Holland                           Chief Financial Officer, Chief
----------------------------------            Accounting Officer and Director         April 15, 1999
Vincent Holland

ITEM 7 FINANCIAL STATEMENTS


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


                                                                  Page #
                                                                  ------

Table of contents                                                   F-1


Report of independent accountants                                   F-2


Consolidated financial statements:

    Consolidated balance sheet                                      F-3

    Consolidated statements of operations                           F-4

    Consolidated statements of shareholders' equity                 F-5

    Consolidated statements of cash flows                        F-6 - F-7


Notes to consolidated financial statements                       F-8 - F-16

                        Report of Independent Accountants


Board of Directors and Shareholders
Sforza Enterprises Inc.

We have audited the accompanying consolidated balance sheet of Sforza Enterprises Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sforza Enterprises Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s Templeton & Company, P.A.


Royal Palm Beach, Florida
April 1, 1999

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998


                                     ASSETS

Current assets:
    Cash and cash equivalents                                   $  439,476
    Inventories                                                     69,146
    Other current assets                                           133,398
                                                                ----------

          Total current assets                                     642,020

Investments in unconsolidated affiliates                         2,549,585
Property and equipment, net                                        924,696
Other assets, net                                                   27,517
                                                                ----------
              Total assets                                      $4,143,818
                                                                ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $  283,322
    Accrued expenses                                               160,064
    Installment note payable                                         2,442
    Current portion of obligations
       under capital leases                                         21,150
                                                                ----------

          Total current liabilities                                466,978

Obligations under capital leases, net                               20,419
                                                                ----------

          Total liabilities                                        487,397
                                                                ----------

Shareholders' equity:
    Common stock, $.01 par value; 20,000,000
       shares authorized; 1,710,000 issued and
       outstanding                                                  17,100
    Additional paid-in capital                                   5,097,064
    Accumulated deficit                                         (1,457,743)
                                                                ----------

          Total shareholders' equity                             3,656,421
                                                                ----------

              Total liabilities and shareholders'
                 equity                                         $4,143,818
                                                                ==========

See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1997


                                                     1998             1997
                                                   -----------      -----------

Net sales                                          $3,774,366       $4,163,476
                                                   ----------       ----------

Cost and expenses:
    Cost of sales                                   1,887,946        2,338,755
    Operating expenses                              2,174,814        2,227,163
    Interest expense, net                              11,166           35,943
                                                   ----------       ----------

       Total cost and expenses                      4,073,926        4,601,861
                                                   ----------       ----------

Operating loss                                       (299,560)        (438,385)

Other income (expense):
    Other income                                       12,364           22,401
    Dividends to preferred shareholders                     -         (220,000)
    Compensatory earnings charge for
       stock options granted                                -         (206,250)
    Equity in losses of unconsolidated
       affiliates                                    (450,415)               -
                                                   ----------      -----------

Loss before provision for income taxes               (737,611)        (842,234)

Income tax benefit                                          -           (9,191)
                                                   ----------       ----------

          Net loss                                 $ (737,611)      $ (833,043)
                                                   ==========       ==========

Net loss per common share                          $     (.43)      $     (.76)
                                                   ==========       ==========

Weighted average common shares
    outstanding                                     1,710,000        1,096,267
                                                   ==========       ==========



See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1997



                                                         Common Stock             Additional      Retained
                                                   --------------------            Paid-in        Earnings
                                                   No. Shares    Amount            Capital        (Deficit)
                                                   ----------    ------            -------        ---------
Balance, January 1, 1997                             987,500   $   9,875          $  500,425      $   112,944
Issuance of 32,500
    shares of common stock                            32,500         325             155,925                -
Issuance of options to
    purchase 75,000
    shares of common stock                                 -           -             206,250                -
Issuance of 650,000
    shares of common
    stock in initial
    public offering                                  650,000       6,500           4,034,864                -
Conversion of 80,000
    shares of Series A
    preferred to 40,000
    shares of common
    stock                                             40,000         400             199,600                -
Net loss for the year
    ended December 31,
    1997                                                   -           -                   -         (833,043)
                                                   ---------   ---------          ----------        -----------

Balance, December 31,
    1997                                           1,710,000      17,100           5,097,064         (720,132)

Net loss for the year
    ended December 31,
    1998                                                  -           -                   -         (737,611)
                                                   ---------   ---------          ----------      -----------

Balance, December 31,
    1998                                           1,710,000   $  17,100          $5,097,064      $(1,457,743)
                                                   =========   =========          ==========      ===========



See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1997

                                                        1998           1997
                                                     ----------     ----------

Cash flows from operating activities:
    Net loss                                         $ (737,611)   $ (833,043)
    Adjustments to reconcile net loss
       to net cash used in operating
       activities:
          Equity in losses of unconsolidated
              affiliates                                450,415             -
          Compensatory earnings charge for
              stock options granted                           -       206,250
          Depreciation and amortization                 174,683       130,145
          Deferred income taxes                               -         6,068
          Changes in operating assets and
              liabilities:
              Inventories                                 1,016       (31,501)
              Other current assets                       29,449      (105,780)
              Accounts payable                           88,454       193,951
              Accrued expenses                          (12,896)       87,979
              Other current liabilities                       -       (77,146)
                                                     ----------    ----------

Net cash used in operating
    activities                                           (6,490)     (423,077)
                                                     ----------    ----------

Cash flows from investing activities:
    Purchases of property and equipment                (103,095)     (630,345)
    Investments in unconsolidated
       affiliates                                             -    (3,000,000)
    Decrease in other assets, net                         6,246       244,354
                                                     ----------    ----------

Net cash used in investing activities                   (96,849)   (3,385,991)
                                                     ----------    ----------


See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1998 and 1997


                                                       1998              1997
                                                   ----------        ----------

Cash flows from financing activities:
    Proceeds from issuances of common
       stock, net                                  $        -        $4,072,614
    Proceeds from issuance of preferred
       stock                                                -           400,000
    Redemption of preferred stock                           -          (200,000)
    Repayment of notes payable,
       shareholders                                         -           (63,445)
    Proceeds from fixed rate promissory
       note                                                 -           250,000
    Repayment of fixed rate promissory
       note                                                 -          (125,000)
    Principal payments on long-term debt              (21,246)         (117,070)
    Principal payments on obligations
       under capital leases                           (27,208)          (19,401)
                                                   ----------        ----------

Net cash provided by (used in)
    financing activities                              (48,454)        4,197,698
                                                   ----------        ----------

Net increase (decrease) in cash and
    cash equivalents                                 (151,793)          388,630

Cash and cash equivalents, beginning
    of year                                           591,269           202,639
                                                   ----------        ----------

Cash and cash equivalents, end of
    year                                           $  439,476        $  591,269
                                                   ==========        ==========

See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Description of Business

Sforza Enterprises Inc. (Sforza) and subsidiaries (the Company) operate Sforza Ristorante, a full-service Northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. Both restaurants are located in downtown West Palm Beach, Florida. During November 1997, Sforza sold 650,000 units (consisting of 650,000 shares of its common stock and 650,000 warrants to purchase shares of common stock) pursuant to a registration statement filed with the Securities and Exchange Commission for net proceeds of $4,041,364 in an initial public offering of its common stock.

On December 30, 1997, Sforza used $3,000,000 of the net proceeds from the initial public offering to acquire 51% limited partnership interests in each of four limited partnerships for the purpose of developing and operating Max's Grille Restaurants (see Note 3) in separate South Florida locations. The investments are accounted for using the equity method.


Note 2 - Summary of Significant Accounting Policies

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

      Principles of Consolidation
      ---------------------------

      The consolidated financial statements include the accounts of Sforza Enterprises Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

      Cash Equivalents
      ----------------

      For purposes of the statement of cash flows, the Company considers all temporary cash investments with maturities of three months or less, when purchased, to be cash equivalents.

      Inventories
      -----------

      Inventories consist of various food and beverage items which are stated at the lower of cost or market using the first-in, first-out method.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies, Continued

      Property and Equipment
      ----------------------

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

      Earnings (Net Loss) per Common Share
      ------------------------------------

      Earnings (net loss) per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128). Basic earnings (net loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Dividends to preferred shareholders of $220,000 which were deducted in determining the net loss for 1997 increased the basic net loss per share by $.20 in 1997.

      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The effect of potentially dilutive securities outstanding during 1998 and 1997 is anti-dilutive, therefore, diluted earnings per share are not presented for such years. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 75,000 shares at $5.00 per share, options to purchase 65,000 shares at $11.63 per share, and warrants to purchase 650,000 shares at $9.50 per share.

      Management Estimates
      --------------------

      Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

      Concentration of Credit Risk
      ----------------------------

      Financial instruments, which potentially subject the Company to concentration of credit risk, include temporary cash investments. The Company places its cash and temporary cash investments with high credit quality financial institutions. Such balances generally exceed the FDIC insurance limit.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 3 - Investments in Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000 pursuant to a Partnership Interest Subscription Agreement (the Subscription Agreement). Each of the limited partnerships operates or is planned to operate a Max's Grille Restaurant at a separate location in South Florida. The business of the limited partnerships is governed by identical limited partnership agreements (the agreements) which vest overall management and control of the limited partnerships in Unique Restaurant Concepts, Inc. (URCI) through management agreements with URCI executed by each of the limited partnerships. URCI also managed the Company-owned restaurants under separate management agreements through October 1998 (see Note 7).

Three Max's Grille Restaurants are operating as of December 31, 1998. One of the restaurants began operating in April 1997; another in June 1998; and the third opened in October 1998. The agreements provide for the return of approximately $600,000 of the Company's investment in the event the fourth restaurant is not developed. The agreements do not require the partners to make loans to the partnerships or additional contributions to capital. The Company accounts for the investments in the limited partnerships using the equity method.

Summarized combined balance sheet information for the limited partnerships as of December 31, 1998 follows:

         Assets:
             Current assets                                 $1,256,483
             Property and equipment, net                     1,972,259
             Other assets                                       27,495
                                                            ----------

                Total assets                                $3,256,237
                                                            ==========

         Liabilities and equity:
             Current liabilities                            $1,206,806
             Long-term debt, net                               150,302
                                                            ----------
                Total liabilities                            1,357,108

         Partners' equity                                    1,899,129
                                                            ----------
             Total liabilities and equity                   $3,256,237
                                                            ==========

The limited partnerships' combined results of operations for 1997 attributable to the Company during its period of ownership in 1997 were not material. Combined results of operations for the year ended December 31, 1998 are presented as follows:

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 3 - Investments in Unconsolidated Affiliates, Continued

           Net sales                                               $ 5,722,623
           Cost and expenses (including
               pre-opening expenses of $462,163)                     6,587,491
                                                                   -----------

           Loss from operations                                       (864,868)
           Other income                                                 34,802
                                                                   -----------
           Net loss                                                $  (830,066)
                                                                   ===========

Equity in losses of unconsolidated affiliates for 1998 includes the Company's 51% interest in the limited partnerships' combined net loss plus $27,081, representing amortization of the excess of the Company's initial investment over the limited partnerships' combined book value at the acquisition date.


Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 1998:

       Leasehold improvements                                       $  540,272
       Equipment leased under capital leases                            90,873
       Furniture, fixtures, and equipment                              631,360
                                                                    ----------

                                                                     1,262,505
       Less accumulated depreciation and
          amortization                                                (337,809)
                                                                    ----------
                                                                    $  924,696
                                                                    ==========

The Company capitalizes interest on qualifying expenditures in accordance with Statement of Financial Accounting Standards Number 34. Total interest incurred and capitalized for the years ended December 31, 1998 and 1997 are presented as follows:

                                                  1998                  1997
                                              ----------            ----------

    Interest incurred                         $   11,166            $   43,393
    Interest capitalized                               -                 7,450
                                              ----------            ----------

       Interest expense, net                  $   11,166            $   35,943
                                              ==========            ==========

Depreciation and amortization of property and equipment for the years ended December 31, 1998 and 1997 amounted to $174,683 and $130,145, respectively.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 5 - Description of Leasing Arrangements

The Company operates primarily in facilities leased from an entity partially owned by certain of the Company's shareholders under three separate leases. The leases have specified monthly payments over their ten-year terms and require the Company to pay its proportionate share of common area maintenance costs and real estate taxes. Certain of the Company's shareholders have personally guaranteed an amount aggregating $125,000 in lieu of cash security deposits. The Company leases certain equipment from unrelated parties under capital leases. The consolidated balance sheet at December 31, 1998 includes the following regarding equipment leased under capital leases:

    Equipment leased under capital leases           $   90,873
    Accumulated amortization                           (46,694)
                                                    ----------
                                                    $   44,179
                                                    ==========

Minimum annual rentals for leases in effect at December 31, 1998 follow:

                                                Equipment
            Year Ending                      Under Capital           Operating
            December 31,                         Leases                Leases
            ------------                         ------                ------

                  1999                        $   26,694            $  203,750
                  2000                            22,508               216,250
                  2001                                 -               228,750
                  2002                                 -               241,250
                  2003                                 -               254,250
            Thereafter                                 -               745,500
                                              ----------            ----------

           Total minimum rentals                  49,202            $1,889,750
                                                                    ==========
           Less interest portion                  (7,633)
                                              ----------
           Present value of net
               minimum rentals                $   41,569
                                              ==========

Total rent expense under operating leases for the year ended December 31, 1998 and 1997 amounted to $249,231 and $286,329, respectively.


Note 6 - Installment Note Payable

The installment note payable at December 31, 1998 represents the balance due on an equipment loan which matures in 1999.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 7 - Related Party Transactions

Management Agreement

Restaurant management services were provided under various arrangements by URCI (see Note 1) through October 31, 1998. One of URCI's shareholders is a shareholder in Sforza and another shareholder was a member of Sforza's Board of Directors. Total management fees incurred under these arrangements in 1998 and 1997 amounted to $93,982 and $63,309, respectively.

In addition, on July 1, 1997, the Company granted to URCI options to purchase 75,000 shares of its common stock at an exercise price of $5.00 per share which will be exercisable through December 31, 1999. Such grant resulted in a charge to earnings of $206,250. URCI also manages each of the Max's Grille Restaurants owned by the limited partnerships (see Note 3).

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


Note 8 - Income Taxes

The income tax expense (benefit) for the years ended December 31, 1998 and 1997 consists as follows:

                                                   1998
                             --------------------------------------------------
                                 Current              Deferred          Total
                                 -------              --------          -----

       Federal                  $       -             $       -        $     -
       State                            -                     -              -
                                ---------             ---------        --------

                                $       -             $       -        $     -
                                =========             =========        ========

                                                   1997
                             --------------------------------------------------
                                 Current              Deferred          Total
                                 -------              --------          -----

       Federal                  $ (11,663)            $   5,881        $ 5,782)
       State                       (3,596)                  187         (3,409)
                                ---------              ---------       ---------

                                $ (15,259)            $   6,068        $(9,191)
                                =========              =========       ========

At December 31, 1998, the Company has net operating loss carryforwards approximating $994,434 for federal income tax purposes, expiring through 2113, which may be carried forward to offset future taxable income. General tax credit carryforwards

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 8 - Income Taxes, Continued

which total approximately $16,837 and expire through 2113 are also available at December 31, 1998.

Reconciliations of the effective income tax rate with the U.S. statutory income tax rate for the years ended December 31, 1998 and 1997 are presented as follows:
                                                       1998              1997
                                                      -------          -------

      U.S. statutory rate                             (34.0)%          (34.0)%
      Preferred stock dividends                           -              8.9
      Stock options granted                               -              8.3
      Valuation allowance on net deferred
         tax assets                                    34.0             13.7
      Other, net                                          -              2.0
                                                      ------            -----

      Effective income tax rate                           -%            (1.1)%
                                                      ======            ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax carryforwards. Deferred tax liabilities are recognized for temporary differences that will result in future taxable amounts. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. Due to the Company's limited operating history, management has provided a valuation allowance for financial reporting purposes at December 31, 1998 to offset its net deferred tax asset at that date.

The following is a summary of the significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1998:

    Gross deferred tax assets:
       Accrued expenses not deducted                           $ 43,630
       Operating loss carryforward                              373,907
       Tax credit carryforwards                                  16,837
       Investment in unconsolidated affiliates                   21,682
                                                               --------

                                                                456,056
    Gross deferred tax liabilities:
       Property and equipment differences                       (39,831)

          Net deferred tax asset                                416,225
    Less: valuation allowance                                  (416,225)

              Net deferred tax asset recognized                $      -
                                                               ========

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 9 - Shareholders' Equity

Preferred Stock
---------------

During May 1997, the Company amended its articles of incorporation to authorize the issuance of up to 400,000 shares of preferred stock and issued 160,000 shares of Series A convertible preferred stock (the Series A shares) for $400,000. The Series A shares had a liquidation preference of $2.50 per share and carried a cumulative dividend of ten percent (10%) per annum. Upon the completion of the initial public offering of the Company's common stock (see
Note 1), 80,000 of the Series A shares converted into 40,000 common shares while the other 80,000 Series A shares were redeemed for $400,000. The redemption of the 80,000 Series A shares resulted in a $200,000 preferred stock dividend which was recorded as a deduction from earnings attributable to common shareholders. The conversion of the remaining 80,000 shares resulted in a $200,000 increase in shareholders' equity. Dividends of $20,000 were also paid for the period the Series A shares were outstanding. The Company has no authorized or outstanding preferred stock as of December 31, 1998.

Fixed Rate Promissory Note Conversion
-------------------------------------

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

Common Stock Issuance
---------------------

During February 1997, the Company issued 12,500 shares of its common stock for total proceeds of $31,250 ($2.50 per share).

Stock Option Plans
------------------

On June 1, 1997, the Company adopted the equity incentive plan (the Plan) which provides for the granting of options to key employees and consultants to purchase up to 142,500 shares of the Company's common stock. No options were granted pursuant to the Plan through December 31, 1998.

During February 1999, the Company granted options to purchase 12,000 shares at $1.00 per share which become exercisable on December 31, 1999 pursuant to the Plan. The Company also granted options to purchase 40,000 shares under the Plan at $4.44 per share; 20,000 of which became exercisable in October 1999 and 20,000 of which become exercisable in October 2000.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 9 - Shareholders' Equity, Continued

Stock Option Plans, continued
-----------------------------

In addition, during February 1999, the Company granted options to purchase 30,000 shares at $2.50 per share pursuant to a separate, non-qualified plan; of which 15,000 become exercisable in October 1999, and 15,000 become exercisable in October 2000.

Common Stock Options and Warrants
---------------------------------

As of December 31, 1998, warrants to purchase 650,000 shares of the Company's common stock are outstanding in connection with the initial public offering (see
Note 1). The warrants are exercisable at $9.50 per share at any time through November 2002 and are subject to redemption by the Company at $.01 per warrant if the quoted market price per share of the common stock reaches a certain level for a specified period.

In connection with the initial public offering (see Notes 1 and 7), the Company sold to JCA an option to purchase 65,000 units at $11.63 for nominal consideration which is exercisable through 2002.


Note 10 - Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the years ended December 31, 1998 and 1997 follows:

                                                     1998              1997
                                                  ---------         ----------
    Non-cash financing activities:
       Series A preferred shares redeemed
          on conversion to common stock           $       -         $ (200,000)
       Common stock issued on conversion
          of Series A preferred shares                    -            200,000
       Fixed rate promissory note
          converted to common stock                       -           (125,000)
       Common stock issued on conversion
          of fixed rate promissory note                   -            125,000
                                                  ---------         ----------

    Total non-cash financing activities           $       -         $       -
                                                  =========         ==========

    Cash payments for:
       Interest                                   $  11,166         $   43,801
                                                  =========         ==========

       Income taxes                               $       -         $   15,387
                                                  =========         ==========