Form 10QSB
period 1999-03-31
SFORZA ENTERPRISES INC
filed 1999-05-11
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                         COMMISSION FILE NUMBER 0-23251

--------------------------------------------------------------------------------

                             SFORZA ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)



                               FLORIDA 65-0705377
         (State or other jurisdiction (IRS Employer Identification No.)
                        of incorporation or organization)

       222 CLEMATIS STREET, SUITE 202                              33401
         WEST PALM BEACH, FLORIDA                                (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code:  (561) 366-0027


--------------------------------------------------------------------------------


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__    No _____

     As of March 31, 1999, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.

                             SFORZA ENTERPRISES INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1.     Financial Statements (Unaudited):

                 Consolidated Balance Sheet--March 31, 1999                                                            1

                 Consolidated Statements of Income for the three months ended
                 March 31, 1999 and 1998                                                                               2

                 Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1999 and 1998                                                                               3

                 Notes to Interim Consolidated Financial Statements                                                   4 - 5

    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                                             6 - 10


PART II. OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                                    11

    Item 6.      Exhibits and Reports on Form 8-K                                                                     11

    Signatures                                                                                                        11


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 1999

ASSETS
Current assets:
    Cash and cash equivalents                                                                           $   546,688
    Inventories                                                                                              67,652
    Other current assets                                                                                     95,440
                                                                                                        -----------

        Total current assets                                                                                709,780

Investments in unconsolidated affiliates                                                                  2,577,548

Property and equipment, net                                                                                 895,216
Other assets, net                                                                                            24,711

                                                                                                        -----------
             Total assets                                                                               $ 4,207,255
                                                                                                        ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                    $   219,983
    Accrued expenses                                                                                        212,204
    Installment note payable                                                                                  1,546
    Current portion of obligations under capital leases                                                      17,796
                                                                                                        -----------

        Total current liabilities                                                                           451,529

Obligations under capital leases - net                                                                       15,655
                                                                                                        -----------

        Total liabilities                                                                                   467,184
                                                                                                        -----------

Shareholders' equity:
    Common stock, $.01 par value                                                                             17,100
    Additional paid in capital                                                                            5,097,064
    Retained earnings (deficit)                                                                          (1,374,093)
                                                                                                        -----------

        Total shareholders' equity                                                                        3,740,071

                                                                                                        -----------
             Total liabilities and shareholders' equity                                                 $ 4,207,255
                                                                                                        ===========

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

                                                            1999         1998
                                                         ----------   ----------
Net sales                                                $1,258,772   $1,132,844
                                                         ----------   ----------

Cost and expenses:
    Cost of sales                                           621,836      541,330
    Operating expenses                                      582,966      555,496
    Interest expense, net                                     1,770         --
                                                         ----------   ----------

       Total cost and expenses                            1,206,572    1,096,826
                                                         ----------   ----------

Operating income                                             52,200       36,018

Other income:
    Other income                                              3,487        6,823
    Equity in earnings of unconsolidated affiliates          27,963       17,470
                                                         ----------   ----------

Income before provision for income taxes                     83,650       60,311
Income tax expense                                             --           --
                                                         ----------   ----------

       Net income                                        $   83,650   $   60,311
                                                         ==========   ==========

Basic net income per common share                        $      .05   $      .03
                                                         ==========   ==========

Weighted average common shares outstanding                1,710,000    1,710,000
                                                         ==========   ==========

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                               1999         1998
                                                            ---------    ---------
Cash flows from operating activities:
    Net income                                              $  83,650    $  60,311
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Equity in losses of unconsolidated affiliates     (27,963)     (17,470)
            Depreciation and amortization                      42,562       36,300
            Decrease in inventories                             1,494        9,612
            Decrease in other current assets                   37,958       35,236
            Decrease in accounts payable                      (63,339)    (124,901)
            Increase in accrued expenses                       52,140       38,022
                                                            ---------    ---------

Net cash provided by operating activities                     126,502       37,110
                                                            ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                       (13,082)     (39,890)
    Decrease in other assets                                    2,806          257
    Investments in unconsolidated affiliates                     --         (3,486)
                                                            ---------    ---------

Net cash used in investing activities                         (10,276)     (43,119)
                                                            ---------    ---------

Cash flows from financing activities:
    Principal payments on installment note payable               (896)      (6,130)
    Principal payments on obligations under
        capital leases                                         (8,128)      (5,429)
                                                            ---------    ---------

Net cash used in financing activities                          (9,014)     (11,559)
                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents          107,212      (17,568)

Cash and cash equivalents, beginning of period                439,476      591,269
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $ 546,688    $ 573,701
                                                            =========    =========

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The consolidated statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1999.


Investments in Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000, pursuant to a subscription partnership interest agreement (the Subscription Agreement). Each of the limited partnerships operates or is planned to operate a Max's Grille Restaurant at separate locations in South Florida. The business of the limited partnerships is governed by identical limited partnership agreements which vest overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through management agreements with URCI executed by each of the limited partnerships. The Company accounts for the investments in the limited partnerships using the equity method.


Income Taxes

No income tax expense is recorded in the statements of income for the three months ended March 31, 1999 and 1998 for the Company's operating income as a result of loss carryforwards, approximating $965,000 at March 31, 1999 which expire through 2013. Additionally, no income tax benefit is recognized in either period for the loss carryforwards due to the Company's limited operating history. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.


Stock Options Granted

During February 1999, the Company granted options to purchase 12,000 shares at $1.00 per share which become exercisable on December 31, 1999 pursuant to the equity incentive plan (the Plan). The Company also granted options to purchase 40,000 shares under the Plan at $4.44 per share; 20,000 of which become exercisable in October 1999 and 20,000 of which become exercisable in October 2000. In addition, during February 1999, the Company granted non qualified, non-plan options to purchase 30,000 shares at $2.50 per share, of which 15,000 become exercisable in October 1999 and 15,000 become exercisable in October 2000. No compensation expense was recorded in connection with the granting of these options.


Earnings (Net Loss) per Common Share

Earnings per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128). Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the three months ended March 31, 1999 and 1998, since the exercise prices exceed the average market price. Therefore, diluted earnings per share for the three months ended March 31, 1999 and 1998 is not presented. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 75,000 shares at $5.00 per share, options to purchase 65,000 shares at $11.63 per share, options to purchase 12,000 shares at $1.00 per share, options to purchase 40,000 shares at $4.44 per share, options to purchase 30,000 shares at $2.50 per share and warrants to purchase 650,000 shares at $9.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation", which are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors created thereby. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Sforza Enterprises Inc. and its subsidiaries to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which cause the temporary underutilization of outdoor patio seating available at several of the Company's restaurants; events which increase the cost to develop and/or delay the development and opening of new restaurants; changes in the availability and/or cost of raw materials, labor, and other resources necessary to operate the Company's restaurants; the success of operating initiatives; depth of management; adverse publicity; and technological difficulties associated with the Company's management information systems; and the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company's expanded restaurant operations; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company's assets; the amount of, and any changes to, tax rates; and other factors referenced in this Form 10-QSB and the Company's Form 10-KSB for the fiscal year ended December 31, 1998.


General Comments

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

This management's discussion and analysis of financial condition and results of operation should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto presented elsewhere herein.


Equity Method of Accounting

The Company has 51% limited partnership interests in each of four limited partnerships which operate or plan to operate Max's Grille restaurants at separate locations. Because the Company does not exercise control over the limited partnerships, the Company's investments are accounted for using the equity method of accounting. As a result, the revenue and expenses of these restaurants are not incorporated into the consolidated revenue and expenses for Sforza Enterprises Inc. Instead, 51% of the profit or losses from the limited partnerships is recognized in results of operations as "equity in earnings of unconsolidated affiliates."

Results of Operations

The following table presents, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

                       Comparative Operational Percentages
                       Stated as a Percentage of Net Sales

                                                                            THREE MONTHS ENDED
                                                                      ------------------------------
                                                                        March                March
                                                                      31, 1999              31, 1998
                                                                      --------              --------
Net sales                                                               100.0%                100.0%
                                                                        -----                 -----

Cost & expenses:
    Cost of sales                                                        49.4%                 47.8%
    Operating expenses                                                   46.3%                 49.0%
    Interest expense, net                                                 0.1%                    -%
                                                                         -----                 -----

       Total cost & expenses                                             95.8%                 96.8%
                                                                         -----                 -----

Operating profit                                                          4.2%                  3.2%
Other income, net                                                          .3%                   .6%
Equity in earnings of unconsolidated affiliates                           2.2%                  1.5%
                                                                         -----                 -----

    Income before income taxes                                            6.7%                  5.3%

    Income tax expense                                                      -%                    -%

                                                                         -----                 -----
       Net income                                                         6.7%                  5.3%
                                                                         =====                 =====


Net Sales

The Company's net sales consist of the food and beverage sales realized by the restaurants it operates. The first restaurant, Sforza Ristorante, opened in February 1996 and the second restaurant, My Martini Grille, opened in February 1997. The restaurants are in adjacent locations in downtown West Palm Beach, Florida. Net sales increased from $1,132,844 for the three months ended March 31, 1998 to $1,258,772 for the three months ended March 31, 1999, representing an increase of 11.1%. The increase in net sales from 1998 to 1999 was due to the increased customer counts at both West Palm Beach restaurants. Sforza Ristorante's net sales were $606,628 for the three months ended March 31, 1999 and $543,910 for the three months ended March 31, 1998. My Martini Grille's net sales were $652,144 for the three months ended March 31, 1999 and $588,934 for the three months ended March 1998. The increases in Sforza Ristorante's and My Martini's net sales were 11.5% and 10.7%, respectively, from 1998 to 1999.

Cost of Sales

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $541,330 for the three months ended March 31, 1998 to $621,836 for the three months ended March 31, 1999, a 14.9% increase. This is primarily a result of increased sales at both locations.

The cost of sales for Sforza Ristorante as a percentage of net sales was 51.9% for the three months ended March 31, 1999 and 50.8% for the three months ended March 31, 1998. Cost of sales for My Martini Grille was 49.0% for the three months ended March 31, 1999 and 44.9% for the three months ended March 31, 1998. Management is continuing its evaluation of the menu offerings and pricing structure in an attempt to maximize the sales and profits from its restaurants. Total cost of sales, expressed as a percentage of net sales, was 49.4% in 1999 and 47.8% in 1998.


Operating Expenses

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, depreciation and amortization, management fees and administrative expenses. Operating expenses increased by $27,470 from $555,496 in the three months ended March 31, 1998 to $582,966 in the three months ended March 31, 1999, a 4.9% increase. This increase is primarily due to additional costs incurred as a result of increased sales and costs incurred to improve the Company's management of the restaurants. Such expenses totaled 49.0% and 46.3% of net sales in 1998 and 1999, respectively.

During the three months ended March 31, 1998, the Company incurred management fees of $12,703, pursuant to arrangements with URCI which terminated on October 31, 1998. Depreciation and amortization totaled $42,562 for the three months ended 1999 and $36,300 for the three months ended March 31, 1998.


Equity in Earnings of Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships which operate or are planned to operate Max's Grille Restaurants. One of the restaurants was operating as of March 31, 1998 and two additional restaurants were opened during 1998. The Company's investments are accounted for using the equity method. See "Liquidity and Capital Resources" below for combined, summarized financial information for the limited partnerships.

The Company's share of the combined income of the limited partnerships' income for the three months ended March 31, 1999 was $27,963 as compared to $17,470 for the three months ended March 31, 1998. The increase is primarily due to two additional restaurants operating during the three months ended March 31, 1999. URCI continues to evaluate each restaurant's operations in an attempt to maximize the sales and profits at each location.


Other Income

Other income for the three months ended March 31, 1999 and 1998 principally consists of interest earned.

Income Tax Expense

The Company reported net losses for federal income tax purposes for the years ended December 31, 1998 and 1997 and, at March 31, 1999, has available net operating loss carryforwards approximating $995,000 which may be used to reduce future taxable income. The tax benefit from the operating loss carryforwards was offset by a valuation allowance at March 31, 1999 and 1998 and, accordingly, no net deferred tax assets are recognized in the accompanying financial statements.


Interest Expense, Net

Interest incurred principally relates to capital leases for equipment.


Net Income

As a result of the above, the Company's net income attributable to common shareholders was $83,650 and $60,311 for the three months ended March 31, 1999 and 1998, respectively.


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

The Company's principal financing for the construction and opening of its two company-owned restaurants and the three restaurants operated by the limited partnerships (see below) was provided by public and private common stock offerings.

The Company does not have an existing arrangement for a credit facility with a financial institution for short-term financing. Management believes that cash flow generated from operations, together with the net proceeds from its common stock offerings will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 1999.

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000 pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or is planned to operate Max's Grill Restaurants at a separate location in South Florida. The business of the limited partnerships is governed by identical limited partnership agreements (the Agreements) which vest overall management and control of the partnerships in URCI through management agreements executed by each of the limited partnerships. The Agreements provide for the return of approximately $600,000 of the Company's investment during 1999 in the event the fourth restaurant is not developed. The Agreements do not require the partners to make loans to the partnerships or additional contributions to capital.

The investments in the limited partnerships are accounted for under the equity method of accounting. Summarized combined balance sheet information for the limited partnerships as of March 31, 1999 follows:

Assets:
    Current assets                                                                              $1,135,540
    Property and equipment, net                                                                  1,933,792
    Other assets                                                                                    29,716
                                                                                                ----------

       Total assets                                                                             $3,099,048
                                                                                                ==========

Liabilities and equity:
    Current liabilities                                                                         $  992,230
    Long-term debt                                                                                 139,585
    Partners' equity                                                                             1,967,233
                                                                                                ----------

       Total liabilities and equity                                                             $3,099,048
                                                                                                ==========

Summarized combined results of operations for the limited partnerships for the three months ended March 31, 1999 and March 31, 1998 are presented as follows:

                                                                         1999                      1998
                                                                      ----------                ----------
Net sales                                                             $2,577,644                $  980,971
                                                                      ==========                ==========

Net income                                                            $   68,104                $   34,255
                                                                      ==========                ==========

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


Year 2000 Issue

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Management has addressed the issue and believes its operating systems to be year 2000 compliant. The Company is in the process of contacting its suppliers to determine whether such vendors are year 2000 compliant and the potential effect, if any, on the Company. The Company has not yet determined the full extent to which it is vulnerable to the failure by its key vendors to remediate year 2000 compliance issues. There can be no assurance that the failure of the Company's vendors to be year 2000 compliant would not have a material adverse affect on the Company's business, financial condition, or results of operations.

PART II. FINANCIAL INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Currently there are no legal proceedings against the Company that the Company is aware of or initiated by the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.  None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SFORZA ENTERPRISES INC.

Date:  April 27, 1999



By: /s/
         ----------------------------------------
         Jay Visconti, President



By: /s/
         ----------------------------------------
         Vincent Holland, Chief Financial Officer