Form 10QSB
period 1999-06-30
SFORZA ENTERPRISES INC
filed 1999-08-13
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                         COMMISSION FILE NUMBER 0-23251

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

                                   Yes __X__    No _____

     As of June 30, 1999, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.

                             SFORZA ENTERPRISES INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1.     Financial Statements (Unaudited):

                 Consolidated Balance Sheet--June 30, 1999                                                             1

                 Consolidated Statements of Operations for the six months and
                 three months ended June 30, 1999 and 1998                                                             2

                 Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1999 and 1998                                                                          3

                 Notes to Interim Consolidated Financial Statements                                                  4 - 6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                                            7 - 13


PART II. OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                                    14

    Item 6.      Exhibits and Reports on Form 8-K                                                                     14

    Signatures                                                                                                        14


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 1999

ASSETS
Current assets:
    Cash and cash equivalents                                                                           $   878,857
    Inventories                                                                                              60,001
    Other current assets                                                                                     70,522
                                                                                                        -----------

        Total current assets                                                                              1,009,380

Investments in unconsolidated affiliates                                                                  1,933,968

Property and equipment, net                                                                                 868,940
Other assets, net                                                                                            64,495
                                                                                                        -----------
             Total assets                                                                               $ 3,876,783
                                                                                                        ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                    $    93,636
    Accrued expenses                                                                                        170,826
    Installment note payable                                                                                    626
    Current portion of obligations under capital leases                                                      18,634
                                                                                                        -----------

        Total current liabilities                                                                           283,722

Obligations under capital leases - net                                                                       10,675
                                                                                                        -----------

        Total liabilities                                                                                   294,397
                                                                                                        -----------

Shareholders' equity:
    Common stock, $.01 par value                                                                             17,100
    Additional paid in capital                                                                            5,097,064
    Retained earnings (deficit)                                                                          (1,531,778)
                                                                                                        -----------

        Total shareholders' equity                                                                        3,582,386
                                                                                                        -----------
             Total liabilities and shareholders' equity                                                 $ 3,876,783
                                                                                                        ===========

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For the Six Months and Three Months Ended June 30, 1999 and 1998

                                    1999                            1998
                          --------------------------    --------------------------
                           Six Months    Three Months    Six Months    Three Months
                           ----------    ------------    ----------    ------------
Net sales                 $ 2,241,521    $   982,749    $ 2,139,609    $ 1,006,765
                          -----------    -----------    -----------    -----------

Cost and expenses:
    Cost of sales           1,102,070        480,234      1,040,667        499,337
    Operating expenses      1,242,890        659,924      1,159,136        603,640
    Interest expense            3,294          1,524          2,156          2,156
                          -----------    -----------    -----------    -----------

       Total cost and
          expenses          2,348,254      1,141,682      2,201,959      1,105,133
                          -----------    -----------    -----------    -----------

Operating loss               (106,733)      (158,933)       (62,350)       (98,368)

Other income:
    Other income               25,601         22,114         13,826          7,003
    Equity in earnings
       (loss) of
       unconsolidated
       affiliates               7,097        (20,866)        14,870         (2,600)
                          -----------    -----------    -----------    -----------

Loss before provision
    for income taxes          (74,035)      (157,685)       (33,654)       (93,965)
Income tax expense
    (benefit)                    --             --          (13,125)       (13,125)
                          -----------    -----------    -----------    -----------

       Net loss           $   (74,035)   $  (157,685)   $   (20,529)   $   (80,840)
                          ===========    ===========    ===========    ===========

Basic net loss per
    common share          $      (.04)   $      (.09)   $      (.01)   $      (.05)
                          ===========    ===========    ===========    ===========

Weighted average common
    shares outstanding      1,710,000      1,710,000      1,710,000      1,710,000
                          ===========    ===========    ===========    ===========

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                1999          1998
                                                              ----------- ----------
Cash flows from operating activities:
    Net loss                                                  $ (74,035)   $ (20,529)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
            Equity in earnings of unconsolidated affiliates      (7,097)     (14,870)
            Depreciation and amortization                        90,196       72,825
            Decrease in inventories                               9,145        5,762
            (Increase) decrease in other current assets          62,876      (68,703)
            Decrease in accounts payable                       (189,686)     (73,795)
            Increase in accrued expenses                         10,762       67,030
                                                              ---------    ---------

Net cash used in operating activities                           (97,839)     (32,280)
                                                              ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                         (34,006)     (17,183)
    Increase in other assets                                    (37,412)     (18,000)
    Return of investment in limited partnership                 622,714         --
    Investments in unconsolidated affiliates                       --       (127,600)
                                                              ---------    ---------

Net cash provided by (used in) investing activities             551,296     (162,783)
                                                              ---------    ---------

Cash flows from financing activities:
    Principal payments on installment note payable               (1,816)     (12,412)
    Principal payments on obligations under
        capital leases                                          (12,260)     (19,805)
                                                              ---------    ---------

Net cash used in financing activities                           (14,076)     (32,217)
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents            439,381     (227,280)

Cash and cash equivalents, beginning of period                  439,476      591,269
                                                              ---------    ---------

Cash and cash equivalents, end of period                      $ 878,857    $ 363,989
                                                              =========    =========

See notes to interim consolidated financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The consolidated statements of Sforza Enterprises Inc. and subsidiaries (the Company) as of June 30, 1999 and for the six months and three months ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results of the interim periods ended June 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1999.


Investments in Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000, pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or planned to operate a Max's Grille Restaurant at a separate location in South Florida. The business of the limited partnerships is governed by identical limited partnership agreements which vest overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through management agreements with URCI executed by each of the limited partnerships. Three of the restaurants were developed and operating as of December 31, 1998. The Company accounted for the investments in the limited partnerships using the equity method through June 30, 1999.

During June 1999, the Company elected to forego the development of the fourth restaurant and the related limited partnership was liquidated. The Company received approximately $620,000 in cash representing a return of its investment upon the liquidation of the limited partnership.

Summarized statement of operations information for the three limited partnerships for the six months and three months ended June 30, 1999 follows:

                                                                                                           Three
                                                                                  Six Months               Months
                                                                                  ----------               ------
         Sales, net                                                                $4,752,117            $2,174,473
                                                                                   ----------            ----------

         Cost and expenses:
             Cost of sales                                                          2,393,108             1,114,253
             Operating expenses                                                     2,307,351             1,076,942
             Interest expense                                                          16,270                 7,965
                                                                                   ----------            ----------

         Total cost and expenses                                                    4,716,729             2,199,160
                                                                                   ----------            ----------

         Operating income (loss)                                                       35,388               (24,687)

         Other income                                                                   5,076                (2,953)
                                                                                   ----------            ----------

         Net income (loss)                                                         $   40,464            $  (27,640)
                                                                                   ==========            ==========

                                       4

During August 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminates the management agreements with URCI and requires the limited partnerships to pay license fees to URCI ranging from .75% to 1.75% of the three Max's Grille Restaurants' revenue during the twelve month period following the acquisition. The licensing arrangement generally may be terminated after twelve months.

The Company will consolidate the three remaining limited partnerships in its financial statements for periods subsequent to the acquisition date. The excess of the Company's aggregate investment in the three limited partnerships plus the incremental purchase price for the 49% interests over the book value of the net assets acquired will be recorded as goodwill and amortized over approximately eight years.


Income Taxes

As of June 30, 1999, the Company has loss carryforwards approximating $965,000, which expire through 2013. No income tax benefit is recognized for the six months and three months ended June 30, 1999 for the loss carryforwards due to the Company's limited operating history. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.


Stock Options Granted

During February 1999, the Company granted options to certain employees to purchase 12,000 shares at $1.00 per share which become exercisable on December 31, 1999 pursuant to the equity incentive plan (the Plan). During February 1999, the Company also granted options to certain employees to purchase 40,000 shares under the Plan at $4.44 per share; 20,000 of which become exercisable in October 1999 and 20,000 of which become exercisable in October 2000. In addition, during February 1999, the Company granted non qualified, non-plan options to certain employees to purchase 30,000 shares at $2.50 per share, of which 15,000 become exercisable in October 1999 and 15,000 become exercisable in October 2000. No compensation expense was recorded in connection with the granting of these options.


Earnings (Net Loss) per Common Share

Earnings (net loss) per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128). Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the six months and three months ended June 30, 1999 and 1998, since the exercise prices exceed the average market price. Therefore, diluted earnings per share for the six months ended and three months June 30, 1999 and 1998 is not presented. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 75,000 shares at $5.00 per share, options to purchase 65,000 shares at $11.63 per share, options to purchase 12,000 shares at $1.00 per share, options to purchase 40,000 shares at $4.44 per share, options to purchase 30,000 shares at $2.50 per share and warrants to purchase 650,000 shares at $9.50 per share.

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

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships which operate or planned to operate Max's Grille Restaurants in separate South Florida locations for $3,000,000. The first Max's Grille Restaurant began operations in May 1997, the second opened in June 1998 and the third in October 1998. The business of the limited partnerships is governed by identical limited partnership agreements which vest overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through management agreements with URCI executed by each of the limited partnerships. The Company accounted for the investments in the limited partnerships using the equity method through June 30, 1999. During June 1999, the Company elected to forego the development of the fourth restaurant and the related limited partnership was liquidated. The Company received approximately $620,000 in cash representing a return of its investment upon the liquidation of the limited partnership.

During August 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminates the management agreements and requires the limited partnerships to pay license fees to URCI ranging from .75% to 1.75% of the three Max's Grille Restaurants' revenue during the twelve month period following the acquisition. The licensing agreement generally may be terminated after twelve months.

The Company will consolidate the three remaining limited partnerships in its financial statements for periods subsequent to the acquisition date. The excess of the Company's aggregate investment in the three limited partnerships plus the incremental purchase price for the 49% interests over the book value of the net assets acquired will be recorded as goodwill and amortized over approximately eight years.

This management's discussion and analysis of financial condition and results of operation should be read in conjunction with the Company's unaudited interim consolidated financial statements and notes thereto presented elsewhere herein.


Equity Method of Accounting

The Company has 51% limited partnership interests in each of three limited partnerships which operate Max's Grille Restaurants at separate locations. Because the Company did not exercise control over the limited partnerships, the Company's investments are accounted for using the equity method of accounting through June 30, 1999. As a result, the revenue and expenses of these restaurants are not incorporated into the consolidated revenue and expenses for Sforza Enterprises Inc. Instead, 51% of the profit or losses from the limited partnerships is recognized in results of operations as "equity in earnings of unconsolidated affiliates".

The Company purchased the remaining 49% interests in the limited partnerships during August 1999 and will consolidate the three limited partnerships in its financial statements in periods subsequent to the acquisition date (see "General Comments").


Results of Operations

The following table presents, for the periods indicated, the consolidated statements of operations of the Company expressed as percentages of net sales. The results of operations for the six months and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1999.

                       Comparative Operational Percentages
                       Stated as a Percentage of Net Sales

                                             THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                             ---------------------------                 -------------------------

                                            1999                  1998                 1999                  1998
                                        ------------------    ------------------    ---------------       ---------------
Net sales                                       100.0%                100.0%              100.0%                100.0%
                                            ---------             ---------            --------              --------

Cost and expenses:
    Cost of sales                                48.8                  49.6                49.2                  48.6
    Operating expenses                           67.1                  59.9                55.4                  54.2
    Interest expense                               .2                    .2                  .1                    .1
                                            ---------             ---------            --------              --------

       Total cost and
          expenses                              116.1                 109.7               104.7                 102.9
                                            ---------             ---------            --------              --------

Operating loss                                  (16.1)                 (9.7)               (4.7)                 (2.9)
Other income, net                                  .3                    .7                 1.1                    .6
Equity in earnings
    (losses) of unconsoli-
    dated affiliates                              (.2)                  (.3)                 .3                    .7
                                            ---------             ---------            --------              --------

    Loss before income
       taxes                                    (16.0)                 (9.3)               (3.3)                 (1.6)

    Income tax expense
       (benefit)                                    -                  (1.3)                  -                   (.6)
                                            ---------             ---------            --------              --------

       Net loss                                 (16.0)%                (8.0)%              (3.3)%                (1.0)%
                                            =========             =========            =========             ========


Net Sales

The Company's net sales consist of the food and beverage sales realized by the restaurants it operates. The first restaurant, Sforza Ristorante, opened in February 1996 and the second restaurant, My Martini Grille, opened in February 1997. The restaurants are in adjacent locations in downtown West Palm Beach, Florida. Net sales increased from $2,139,609 for the six months ended June 30, 1998 to $2,241,521 for the six months ended June 30, 1999, representing an increase of 4.8%. The increase in net sales from 1998 to 1999 was principally due to the increased customer counts at My Martini Grille for the six months ended June 30, 1999. Sforza Ristorante's net sales were $1,041,783 for the six months ended June 30, 1999 and $1,061,440 for the six months ended June 30, 1998, while My Martini Grille's net sales were $1,199,738 for the six months ended June 30, 1999 and $1,078,169 for the six months ended June 30, 1998. The increase in My Martini's net sales was 11.3% from 1998 to 1999, while Sforza Ristorante's net sales decreased by 1.9% for the same period.

Net sales for the three months ended June 30, 1999 of $982,749 decreased by $24,016, or 2.4%, from the comparable period in 1998. The net sales volume for both years was lower in the second quarter as compared with the respective first quarter. The Company expects its second quarter volumes to decline due to the seasonality of the South Florida restaurant industry.

Cost of Sales

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $1,040,667 for the six months ended June 30, 1998 to $1,102,070 for the six months ended June 30, 1999, a 5.5% increase. This is primarily a result of increased sales at My Martini Grille for the six months ended June 30, 1999.

The cost of sales for Sforza Ristorante as a percentage of net sales was 48.5% for the six months ended June 30, 1999 and 50.3% for the six months ended June 30, 1998. Cost of sales for My Martini Grille was 49.7% for the six months ended June 30, 1999 and 47.0% for the six months ended June 30, 1998. Management is continuing its evaluation of the menu offerings and pricing structure in an attempt to maximize the sales and profits from its restaurants. Total cost of sales, expressed as a percentage of net sales, was 49.2% in 1999 and 48.6% in 1998.

Cost of sales for the three months ended June 30, 1999 of $480,234 decreased by $19,103, or 3.8%, from the comparable period in 1998. The decrease was principally due to the reduced sales volume.


Operating Expenses

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, depreciation and amortization, management fees and administrative expenses. Operating expenses increased by $83,754 from $1,159,136 in the six months ended June 30, 1998 to $1,242,890 in the six months ended June 30, 1999, a 7.2% increase. This increase is primarily due to additional costs incurred as a result of increased sales and costs incurred to improve the Company's management of the restaurants. Such expenses totaled 55.4% and 54.2% of net sales in 1999 and 1998, respectively.

During the six months ended June 30, 1998, the Company incurred management fees of approximately $21,000, pursuant to arrangements with URCI which terminated on October 31, 1998. Depreciation and amortization totaled $90,196 for the six months ended June 30, 1999 and $72,825 for the six months ended June 30, 1998.

Operating expenses increased to $659,924 for the three months ended June 30, 1999 from $603,640 for the comparable period in 1998. The increase was primarily attributable to additional management personnel retained to evaluate and improve the profitability of the Company-owned and Max's Grille restaurants.


Equity in Earnings of Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships which operate or planned to operate Max's Grille Restaurants. Two of the restaurants were operating as of June 30, 1998 and two additional restaurants were opened during the remainder of 1998. The Company's investments are accounted for using the equity method through June 30, 1999 (see "Equity Method of Accounting" above). See "Liquidity and Capital Resources" below for combined, summarized financial information for the limited partnerships.

The Company's share of the combined income of the limited partnerships for the six months ended June 30, 1999 was $7,097 as compared to $14,870 for the six months ended June 30, 1998. The Company's share of the combined losses of the limited partnerships for the three months ended June 30, 1999 was $(20,866) compared to $(2,600) for the comparable period in the prior year. The decreases were primarily due to additional costs incurred to improve the profitability of the restaurants.


Other Income

Other income for the six months and three months ended June 30, 1999 and 1998 principally consists of interest earned.


Income Tax Expense (Benefit)

The Company reported a net loss for federal income tax purposes for the year ended December 31, 1998 and, at June 30, 1999, has available net operating loss carryforwards approximating $965,000 which may be used to reduce future taxable income. The tax benefit from the operating loss carryforwards was offset by a valuation allowance at June 30, 1999 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated balance sheet. An income tax benefit of $13,125 was recognized for the six months and three months ended June 30, 1998.



Interest Expense

Interest incurred principally relates to capital leases for equipment.


Net Loss

As a result of the above, the Company's net loss attributable to common shareholders was $74,035 and $20,529 for the six months ended June 30, 1999 and 1998, respectively.


Liquidity and Capital Resources

The Company's operating restaurants are located in West Palm Beach, Florida and are therefore subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. The Company expects to use its cash reserves or any working capital generated during its busy season to fund its operations during the off-season.

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

As discussed under "General Comments" above, during June 1999, the Company received approximately $620,000 in cash representing a return of its investment upon liquidation of a non-operating limited partnership. During August 1999, the Company executed an agreement to acquire the remaining 49% interests of the three remaining limited partnerships for an aggregate purchase price of $160,000.

The investments in the limited partnerships were accounted for under the equity method of accounting through June 30, 1999. Summarized combined balance sheet information for the limited partnerships as of June 30, 1999 follows:

Assets:
    Current assets                                                                              $  319,038
    Property and equipment, net                                                                  1,867,111
    Other assets                                                                                    26,981
                                                                                                ----------

       Total assets                                                                             $2,213,130
                                                                                                ==========
Liabilities and equity:
    Current liabilities                                                                         $  761,906
    Long-term debt                                                                                 127,428
    Partners' equity                                                                             1,323,796
                                                                                                ----------

       Total liabilities and equity                                                             $2,213,130
                                                                                                ==========

Summarized combined results of operations for the limited partnerships for the six months ended June 30, 1999 and 1998 are presented as follows:

                                                                         1999                      1998
                                                                      ----------                ----------
Net sales                                                             $4,752,117                $1,973,566
                                                                      ==========                ==========

Net income                                                            $   40,464                $   29,156
                                                                      ==========                ==========


Impact of Inflation

The Company has not operated in a highly inflationary period and its management does not believe that inflation has had a material effect on sales or expenses. As operating expenses increase, the Company expects to recover increased costs by increasing prices, to the extent permitted by competition. Because the Company's business is somewhat dependent on tourism in Florida, any significant decrease in tourism caused by inflation would likely have a material adverse effect on sales and profitability.


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

                                                         SFORZA ENTERPRISES INC.

                 Date:  August 12, 1999



                 By:/s/ Jay Visconti
                 -------------------
                  Jay Visconti, President



                 By:/s/ Vincent Holland
                 ----------------------
                  Vincent Holland, Chief Financial Officer