Form 10QSB
period 1999-09-30
SFORZA ENTERPRISES INC
filed 1999-11-22
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 0-23251

--------------------------------------------------------------------------------

                             SFORZA ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)



          FLORIDA                                          65-0705377
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification No.)


222 CLEMATIS STREET, SUITE 212                                33401
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

     Yes __X__    No _____

As of September 30, 1999, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.

                             SFORZA ENTERPRISES INC.
                                      INDEX



PART I. FINANCIAL INFORMATION

     Item 1.     Financial Statements (Unaudited):

                 Consolidated Condensed Balance Sheet--September 30, 1999                                              1

                 Consolidated Condensed Statements of Operations for the nine
                 Months and three months ended September 30, 1999 and 1998                                             2

                 Consolidated Condensed Statements of Cash Flows for the nine
                 Months ended September 30, 1999 and 1998                                                              3

                 Notes to Interim Consolidated Financial Statements                                                   4 - 5

    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                                             6 - 13


PART II. OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                                    14

    Item 6.      Exhibits and Reports on Form 8-K                                                                     14

    Signatures                                                                                                        14


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 1999

ASSETS
Current assets:
    Cash and cash equivalents                                       $   605,095
    Inventories                                                         130,251
    Other current assets                                                132,174
                                                                    -----------

        Total current assets                                            867,520

Property and equipment, net                                           2,638,428
Other assets, net                                                       930,993

             Total assets                                           $ 4,436,941
                                                                    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   450,208
    Accrued expenses and other current liabilities                      520,446
    Current portion of long-term debt and
        obligations under capital leases                                 92,140

        Total current liabilities                                     1,062,794

Long-term debt and obligations under capital
    leases - net                                                        169,384
                                                                    -----------

        Total liabilities                                             1,232,178

Shareholders' equity:
    Common stock, $.01 par value                                         17,100
    Additional paid in capital                                        5,097,064
    Retained earnings (deficit)                                      (1,909,401)
                                                                    -----------

        Total shareholders' equity                                    3,204,763

             Total liabilities and shareholders' equity             $ 4,436,941
                                                                    ===========




                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
     For the Nine Months and Three Months Ended September 30, 1999 and 1998


                                                            1999                                        1998
                                         ---------------------------------------     --------------------------------------

                                               Nine Months           Three Months        Nine Months            Three Months
                                               -----------           ------------        -----------            ------------

Net sales                                      $ 3,977,004           $ 1,735,483         $ 2,879,549            $   739,940
                                               -----------           -----------         -----------            -----------

Cost and expenses:
    Cost of sales                                1,985,956               883,886            1,434,587               393,920
    Operating expenses                           2,401,757             1,158,867            1,738,688               579,551
    Interest expense                                10,176                 6,882                8,881                 6,726
                                               -----------           -----------          -----------           -----------

       Total cost and
          expenses                              4,397,889              2,049,635            3,182,156               980,197
                                              -----------            -----------          -----------           -----------

Operating loss                                    (420,885)             (314,152)             (302,607)             (240,257)

Other income:
    Other income                                    43,496                17,895               16,085                (12,611)
    Equity in losses of
       unconsolidated
       affiliates                                  (74,269)              (81,366)             (173,821)             (188,692)
                                                ----------           -----------           -----------           -----------

Loss before income taxes                          (451,658)             (377,623)             (460,343)             (441,560)
Income taxes                                             -                     -                    -                     -
                                               -----------           -----------          -----------           -----------

       Net loss                                $  (451,658)          $  (377,623)          $  (460,343)          $  (441,560)
                                               ===========           ===========           ===========           ===========

Basic net loss per
    common share                               $      (.26)          $      (.22)          $      (.27)          $      (.26)
                                               ===========           ===========           ===========           ===========

Weighted average common
    shares outstanding                           1,710,000             1,710,000            1,710,000             1,710,000
                                               ===========           ===========          ===========           ===========




                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                                      1999                  1998
                                                                                                --------------        --------------
Cash flows from operating activities:
    Net loss                                                                                       $(451,658)             $(460,343)
    Adjustments to reconcile net loss to net cash
        cash used in operating activities:
            Equity in losses of unconsolidated affiliates                                             74,269                173,821
            Depreciation and amortization                                                            200,847                157,713
            Decrease in inventories                                                                   17,922                  9,353
            Decrease in other current assets                                                         113,870                 40,326
            Decrease in accounts payable                                                            (192,996)              (150,857)
            Increase (decrease) in accrued expenses and
                other current liabilities                                                            (39,140)                37,180
                                                                                                   ---------              ---------

Net cash used in operating activities                                                               (276,886)              (192,807)
                                                                                                   ---------              ---------

Cash flows from investing activities:
    Purchases of property and equipment                                                              (56,370)               (83,383)
    Increase (decrease) in other assets                                                                  729                 (3,142)
    Return of investment in limited partnership                                                      614,000                   --
    Advances to related party                                                                           --                  (21,417)
                                                                                                   ---------              ---------

Net cash provided by (used in) investing activities                                                  558,359               (107,942)
                                                                                                   ---------              ---------

Cash flows from financing activities:
    Principal payments on installment note payable                                                    (4,513)               (22,189)
    Principal payments on obligations under
        capital leases                                                                               (25,066)               (16,923)
    Proceeds from long-term borrowing                                                                 75,000                   --
    Purchase of limited partnership interests,
        less cash acquired                                                                          (161,275)                  --
                                                                                                   ---------              ---------

Net cash used in financing activities                                                               (115,854)               (39,112)
                                                                                                   ---------              ---------

Net increase (decrease) in cash and cash equivalents                                                 165,619               (339,861)

Cash and cash equivalents, beginning of period                                                       439,476                591,269
                                                                                                   ---------              ---------

Cash and cash equivalents, end of period                                                           $ 605,095              $ 251,408
                                                                                                   =========              =========

                                       3

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The consolidated statements of Sforza Enterprises Inc. and subsidiaries (the Company) as of September 30, 1999 and for the nine months and three months ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results of the interim periods ended September 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1999.


INVESTMENTS IN UNCONSOLIDATED AFFILIATES

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships for an aggregate of $3,000,000, pursuant to a partnership interest subscription agreement. Each of the limited partnerships operates or planned to operate a Max's Grille Restaurant at a separate location in South Florida. The business of the limited partnerships is governed by substantially identical limited partnership agreements which vested overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through separate management agreements with URCI executed by each of the limited partnerships. Three of the restaurants were developed and operating as of December 31, 1998. During June 1999, the Company elected to forego the development of the fourth restaurant and the related limited partnership was liquidated. The Company received approximately $614,000 in cash representing a return of its investment upon the liquidation of such limited partnership. The Company accounted for the investments in the limited partnerships using the equity method through August 5, 1999.

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminates the management agreements with URCI and requires the limited partnerships to pay license fees to URCI ranging from .75% to 1.75% of the three Max's Grille Restaurants' revenue during the twelve month period following the acquisition. The licensing arrangement generally may be terminated after twelve months.

The Company consolidates the three remaining limited partnerships in its financial statements for periods subsequent to August 5, 1999. The excess of the Company's aggregate investment in the three limited partnerships plus the incremental purchase price for the 49% interests, including transaction costs, over the book value of the net assets acquired was recorded as goodwill and is being amortized over eight years. The acquisition was recorded as follows:

       Assets acquired:
         Current assets                                     $  191,673
         Property and equipment                              1,840,393
         Other assets, including goodwill
           of $895,040                                         922,021
       Liabilities assumed:
         Current liabilities                                  (759,404)
         Long-term obligations                                (172,092)
       Balance of equity method investment
         applied to purchase                                (1,861,316)
                                                            ----------
       Net purchase price and transaction costs,
         less cash acquired                                 $ (161,275)
                                                            ==========


Summarized statement of operations information for the three limited partnerships prior to August 5, 1999 follows:

                                              January 1, 1999      July 1, 1999
                                                    to                   to
                                              August 5, 1999      August 5, 1999
                                              ---------------     --------------

Sales, net                                     $ 5,366,925          $   614,808
                                               -----------          -----------

Cost and expenses:
     Cost of sales                               2,756,013              362,905
     Operating expenses                          2,710,780              403,429
     Interest expense                               19,157                2,887
                                               -----------          -----------

Total cost and expenses                          5,485,950              769,221
                                               -----------          -----------

Operating loss                                    (119,025)            (154,413)

Other income                                         5,101                   25
                                               -----------          -----------

Net loss                                       $  (113,924)         $  (154,388)
                                               ===========          ===========

INCOME TAXES

As of September 30, 1999, the Company has loss carryforwards approximating $965,000, which expire through 2013. No income tax benefit is recognized for the nine months and three months ended September 30, 1999 for the loss carryforwards due to the Company's limited operating history. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.

STOCK OPTIONS GRANTED

A summary of outstanding options to purchase common stock pursuant to the Company's equity incentive plan (the plan) at September 30, 1999 follows:

     Date of grant            Number of shares           Exercise price                Date(s) exercisable
     -------------            ----------------           --------------                -------------------
     February 1999                 12,000                     $1.00                       December 1999
        May 1999                   20,000                     $.875                       November 1999
       July 1999                   39,000                     $.53                     July 2000-July 2002
      August 1999                  16,750                    $1.375                        August 2000
      August 1999                  31,500                     $1.75                  August 2000-August 2001


In addition, during May 1999, the Company granted non-qualified, non-plan options to certain employees to purchase 30,000 shares at $.875 per share, of which 15,000 become exercisable in November 1999 and 15,000 become exercisable in November 2000. The qualified and nonqualified options granted in May 1999 replaced options previously granted in February 1999 which were cancelled.

No compensation expense was recorded in connection with the granting of these options.


NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128). Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the nine months and three months ended September 30, 1999 and 1998, since the exercise prices exceed the average market price. Therefore, diluted earnings per share for the nine months and three months ended September 30, 1999 and 1998 is not presented. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 75,000 shares at $5.00 per share, options to purchase 65,000 shares at $11.63 per share, options to purchase 12,000 shares at $1.00 per share, options to purchase 20,000 shares at $.875 per share, options to purchase 30,000 shares at $.875 per share, options to purchase 20,000 shares at $2.50 per share, options to purchase 39,000 shares at $.53 per share, options to purchase 16,750 shares at $1.375 per share, options to purchase 31,500 shares at $1.75 per share, and warrants to purchase 650,000 shares at $9.50 per share.
                                       6

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


GENERAL COMMENTS

Sforza Enterprises Inc. and subsidiaries (the Company) operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. Both restaurants are located in downtown West Palm Beach, Florida. In addition, as discussed below, commencing August 6, 1999, the Company also operates three Max's Grille Restaurants located in separate South Florida locations. A summary of restaurants owned and operated by the Company at September 30, 1999 follows:

    Restaurant Name                                       Location                                Date Opened
    ---------------                                       --------                                -----------
    Sforza Ristorante                       West Palm Beach, FloridaFebruary 1996
    My Martini Grille                       West Palm Beach, FloridaFebruary 1997
    Max's Beach Place
      Restaurant                            Ft. Lauderdale beach, FloridaApril 1997
    Max's Grille Las
      Olas Riverfront                       Downtown Ft. Lauderdale,
      Restaurant                                                         Florida                 June 1998
    Max's Grille                            Weston (West Broward County),
      Restaurant                                                         Florida                 October 1998

                                       7

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships which operate or planned to operate Max's Grille Restaurants in separate South Florida locations for $3,000,000. The first Max's Grille Restaurant began operations in April 1997, the second opened in June 1998 and the third in October 1998. The business of the limited partnerships was governed by substantially identical limited partnership agreements which vested overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through separate management agreements with URCI executed by each of the limited partnerships. During June 1999, the Company elected to forego the development of the fourth restaurant and the related limited partnership was liquidated. The Company received $614,000 in cash representing a return of its investment upon the liquidation of such limited partnership. The Company accounted for the investments in the limited partnerships using the equity method through August 5, 1999.

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the affiliate of URCI was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminates the management agreements and requires the limited partnerships to pay license fees to URCI ranging from .75% to 1.75% of the three Max's Grille Restaurants' revenue during the twelve month period following the acquisition. The licensing agreement generally may be terminated after twelve months.

The Company consolidates the three remaining limited partnerships in its financial statements for periods subsequent to August 5, 1999. The excess of the Company's aggregate investment in the three limited partnerships plus the incremental purchase price for the 49% interests, including transaction costs, over the book value of the net assets acquired was recorded as goodwill and is being amortized over eight years.

This management's discussion and analysis of financial condition and results of operation should be read in conjunction with the Company's unaudited interim consolidated financial statements and notes thereto presented elsewhere herein.


EQUITY METHOD OF ACCOUNTING

The Company owned 51% limited partnership interests in each of three limited partnerships which operate Max's Grille Restaurants at separate locations prior to acquiring the remaining 49% ownership interests on August 5, 1999. Because the Company did not exercise control over the limited partnerships, the Company's investments were accounted for using the equity method of accounting through August 5, 1999. As a result, the revenue and expenses of these restaurants were not incorporated into the consolidated revenue and expenses for Sforza Enterprises Inc. for periods prior to August 6, 1999. Instead, 51% of the profit or losses from the limited partnerships is recognized in results of operations as "equity in losses of unconsolidated affiliates".

The Company purchased the remaining 49% interests in the limited partnerships on August 5, 1999 and therefore consolidates the three limited partnerships in its financial statements in periods subsequent to August 5, 1999 (see "General Comments").

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the consolidated statements of operations of the Company expressed as percentages of net sales. The results of operations for the nine months and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1999.

                       Comparative Operational Percentages
                       Stated as a Percentage of Net Sales

                                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                       SEPTEMBER 30,                             SEPTEMBER 30,

                                                1999                  1998                 1999                  1998
                                        ------------------    ------------------    ---------------       ---------------

Net sales                                        100.0%                100.0%              100.0%                100.0%
                                                 -----                 -----               -----                 -----

Cost and expenses:
    Cost of sales                                 48.8                  53.2                49.9                  49.8
    Operating expenses                            67.1                  78.2                61.5                  60.4
    Interest expense                                .2                    .9                  .2                    .3
                                                 -----                 -----               -----                 -----

       Total cost and
          expenses                               116.1                 132.4               111.6                 110.5
                                                 -----                 -----               -----                 -----

Operating loss                                   (16.1)                (32.4)              (11.6)                (10.5)
Other income (expense), net                         .4                  (1.7)                1.0                    (.6)
Equity in losses of
    unconsolidated affiliates                     (.3)                (25.5)                (1.8)                 (6.0)
                                                -----                 -----                -----                 -----

    Loss before income
       taxes                                    (16.0)                (59.6)              (12.4)                (15.9)

Income taxes                                       -                     -                   -                     -
                                                -----                 -----               -----                 -----

       Net loss                                 (16.0)%               (59.6)%             (12.4)%               (15.9)%
                                                =====                 =====               =====                 =====


NET SALES

The Company's net sales consist of the food and beverage sales realized by the restaurants it owns and operates. The Company operated the two West Palm Beach, Florida restaurants, Sforza Ristorante and My Martini Grille, during all periods presented above and began operating the three Max's Grille Restaurants on August 6, 1999. Net sales increased from $2,879,549 for the nine months ended September 30, 1998 to $3,977,004 for the nine months ended September 30, 1999, representing an increase of 38.1%. The increase in net sales from 1998 to 1999 was principally due to the consolidation of the three Max's Grille Restaurants commencing August 6, 1999 (see "General Comments"). The combined net sales for Sforza Ristorante and My Martini Grille increased by $14,464 for the nine months ended September 30, 1999 over the comparable period in 1998. Net sales attributable to the three Max's Grille Restaurants and included in the Company's net sales for the period August 6, 1999 through September 30, 1999 were $1,082,991.

Net sales for the three months ended September 30, 1999 of $1,735,483 increased by $995,543, or 134.5%, from the comparable period in 1998. The increase is attributable to net sales from the three Max's Grille Restaurants recorded for the period August 6, 1999 through September 30, 1999, as discussed above. The Company generally experiences declines in the net sales volumes for the third quarter as compared with the first and fourth quarters due to the seasonality of the South Florida restaurant industry.


COST OF SALES

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $1,434,587 for the nine months ended September 30, 1998 to $1,985,956 for the nine months ended September 30, 1999, a 38.4% increase. This is a result of consolidating the three Max's Grille Restaurants commencing August 6, 1999.

Cost of sales, as a percentage of net sales, was 49.9% for the nine months ended September 30, 1999 and 49.8% for the nine months ended September 30, 1998. The cost of sales percentage for the three Max's Grille Restaurants was 50.4% for the period August 6, 1999 to September 30, 1999. The combined cost of sales percentage for the West Palm Beach restaurants for the nine months ended September 30, 1999 was 49.7%. Management is continuing its evaluation of the menu offerings and pricing structure for all of its restaurants in order to maximize their sales and profits.

Cost of sales for the three months ended September 30, 1999 of $883,886 increased by $489,966, or 124.4%, from the comparable period in 1998. The increase was principally due to the additional cost of sales attributable to the Max's Grille Restaurants for the period August 6, 1999 to September 30, 1999.


OPERATING EXPENSES

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, depreciation and amortization, and administrative expenses. Operating expenses increased by $663,069 from $1,738,688 for the nine months ended September 30, 1998 to $2,401,757 for the nine months ended September 30, 1999, a 38.1% increase. This increase is primarily due to the consolidation of the operating expenses for the three Max's Grille Restaurants commencing August 6, 1999. Operating expenses totaled 61.5% and 60.4% of net sales for the nine months ended September 30, 1999 and 1998, respectively.

Depreciation and amortization totaled $200,847 for the nine months ended September 30, 1999 and $157,713 for the nine months ended September 30, 1998.

Operating expenses increased to $1,158,867 for the three months ended September 30, 1999 from $590,521 for the comparable period in 1998. The increase was primarily attributable to the consolidation of the operating expenses for the Max's Grille Restaurants commencing August 6, 1999.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships which operate or planned to operate Max's Grille Restaurants.

Two of the restaurants were operating as of September 30, 1998 and an additional restaurant was opened during October of 1998. During June 1999, the Company received $614,000 in cash in lieu of developing the fourth restaurant upon liquidation of the limited partnership. On August 5, 1999, the Company acquired the remaining 49% interests in the remaining three limited partnerships in a purchase transaction. The Company's investments were accounted for using the equity method through August 5, 1999 (see "Equity Method of Accounting" above). See "Liquidity and Capital Resources" below for combined, summarized financial information for the limited partnerships.

The Company's share of the combined loss of the limited partnerships during the nine months ended September 30, 1999 was $(74,269) as compared to $(173,821) for the nine months ended September 30, 1998. The Company's share of the combined losses of the limited partnerships for the three months ended September 30, 1999 was $(81,366) compared to $(188,691) for the comparable period in 1998. The decreases were primarily due to the Company's recording of its share of the combined losses of the limited partnerships using the equity method through August 5, 1999 as compared to the nine months ended September 30, 1998.

OTHER INCOME

Other income for the nine months and three months ended September 30, 1999 and 1998 principally consists of interest earned.


INCOME TAXES

The Company reported a net loss for federal income tax purposes for the year ended December 31, 1998 and, at September 30, 1999, has available net operating loss carryforwards approximating $965,000 which may be used to reduce future taxable income. The tax benefits from the operating loss carryforwards was offset by a valuation allowance at September 30, 1999 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated balance sheet.


INTEREST EXPENSE

Interest incurred principally relates to capital leases for equipment.


NET LOSS

As a result of the above, the Company's net loss was $451,658 and $460,343 for the nine months ended September 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Two of the Company's operating restaurants are located in West Palm Beach, Florida and the three Max's Grille Restaurants are located in Broward County, Florida. All of the restaurants are subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. The Company expects to use cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of the five restaurants that it owns and operates as of September 30, 1999 was principally provided by public and private common stock offerings.

The Company does not have an existing arrangement for a credit facility with a financial institution for short-term financing. Management believes that cash flow generated from operations, together with its remaining cash reserves will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 2000.

As discussed under "General Comments" above, during June 1999, the Company received $614,000 in cash representing a return of its investment upon liquidation of a non-operating limited partnership. During August 1999, the Company acquired the remaining 49% interests of the three remaining limited partnerships for an aggregate purchase price of $160,000.

The investments in the limited partnerships were accounted for under the equity method of accounting through August 5, 1999 and consolidated thereafter. Summarized combined results of operations for the limited partnerships for the period January 1 through August 5, 1999 and for the nine months ended September 30, 1998 are presented as follows:

                                                 1999                   1998
                                             ------------          -------------

Net sales                                    $ 5,366,925            $ 3,460,185
                                             ===========            ===========

Net loss                                     $  (113,924)           $  (340,826)
                                             ===========            ===========


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

PART II. OTHER INFORMATION

    Item 1.      Legal Proceedings

                 Currently there are no legal proceedings of which the Company that the Company is aware, and to which the Company is a party.


    Item 6.      Exhibits and Reports on Form 8-K

                 (a)      Exhibits.
                          Exhibit 21 - Subsidiaries of the Registrant.
                          Exhibit 27 - Financial Data Schedule.

                 (b)  Reports on Form 8-K.  None.


    Signatures

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SFORZA ENTERPRISES INC.

                 Date:  November 18, 1999



                 By:
                  Jay Visconti, President



                 By:
                  Vincent Holland, Chief Financial and Accounting Officer