Form 10KSB
period 1999-12-31
SFORZA ENTERPRISES INC
filed 2000-03-31
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-23251

                             SFORZA ENTERPRISES INC.
                 (Name of small business issuer in its charter)
                               doing business as:
                           SEI RESTAURANT GROUP, INC.

                          FLORIDA                     65-0705377
             (State or other jurisdiction          (I.R.S. Employer
           of incorporation or organization)    Identification Number)

              222 CLEMATIS ST, SUITE 207, WEST PALM BEACH, FLORIDA 33401 (561) 366-0027 (Address and telephone number of principal executive offices)

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

Yes  [X]            No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year totaled $6,936,195.

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on March 27, 2000, as reported by the Over the Counter Electronic Bulletin Board(R), was approximately $1,920,000.

As of March 27, 2000 there were 1,710,000 shares of Sforza Enterprises Inc. Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format:     Yes  [  ]    No  [X]

                       DOCUMENT INCORPORATED BY REFERENCE

Form 8-K dated August 5, 1999, Item 7.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW:

Sforza Enterprises Inc., a Florida corporation, does business as SEI Restaurant Group, Inc. (the "Company"). The Company and its subsidiaries operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. Both restaurants are located in downtown West Palm Beach, Florida. In addition, as of August 6, 1999, the Company purchased the remaining 49% interests in each of the three remaining limited partnerships of the Max's Grille Restaurants. The Company also operates these three up-scale casual fine-dining restaurants, two located in Ft. Lauderdale, Florida and one in Weston, Florida. During January 2000, the Company opened a sushi restaurant in the same building complex as Sforza Ristorante and My Martini Grille. Consequently, as of January 2000, the Company was operating a total of six full service restaurants.

HISTORY

Castle Room, Inc. was incorporated in May 1995 by Company directors Dale J. Brisson and Joseph C. Visconti to develop Sforza Ristorante, one of the Company's downtown West Palm Beach restaurants. Clematis Bistro Corporation was incorporated in April 1996 by Mr. Visconti to develop My Martini Grille, the other West Palm Beach restaurant. Sushi Enterprises, Inc. was incorporated in July 1996 by Messrs. Brisson and Visconti to develop a sushi restaurant. The Company was incorporated in July 1996 as a holding company for the three corporations. Messrs. Brisson and Visconti exchanged their founders' shares in Castle Room, Inc. for founders' shares in the Company, and the Company capitalized Clematis Bistro Corporation and Sushi Enterprises, Inc. with proceeds of private securities offerings. Management determined to postpone the completion of the development of the sushi restaurant until January 2000.

On December 30, 1997, the Company acquired 51% limited partnership interests in each of three limited partnerships to operate Max's Grille Restaurants in separate South Florida Locations. The first Max's Grille Restaurant began operations in April 1997, the second opened in June 1998 and the third in October 1998. Subsequently, on August 5, 1999 the Company purchased the remaining 49% interests in each of these three limited partnerships.

THE WEST PALM BEACH RESTAURANTS

Sforza Ristorante. The Company owns a full-service, mid-priced, casual dining northern Italian restaurant named "Sforza Ristorante." Sforza Ristorante offers an extensive menu featuring a wide variety of seafood, chicken and pasta dishes, appetizers, salads and desserts. The restaurant offers full bar service. The restaurant offers generous portions at moderate prices while providing friendly and efficient service in a high-energy casual atmosphere intended to appeal to a broad customer base, particularly young upscale adults. As a result, the Company believes that the restaurant has generated a high level of repeat business and customer loyalty. Sforza Ristorante offers dinner entrees between $8 and $18, with an average dinner entree price of $16. The Company believes that by emphasizing casual dining, high quality, large portions and moderate prices, Sforza Ristorante will remain popular with consumers.

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

My Martini Grille. The Company owns a full-service upscale grill named "My Martini Grille." My Martini Grille, which opened in February 1997, was designed to serve a sophisticated clientele, including business diners. The My Martini Grille concept embraces an elegant and timeless early twentieth century motif, with an art nouveau theme. This sleek art nouveau restaurant and bar recaptures the sophisticated allure of the martini culture. Cocktails are complemented with deep mahogany walls and rich purple and golds. Stylish stainless steel accents mix with unique Italian light fixtures to create a relaxed ambiance. All of the elements enhance the dining experience and establish a distinct identity for My Martini Grille. My Martini Grille offers dinner entrees between $16 and $30, with an average dinner entree price of $24.

Our Sushi Rok restaurant, which opened in January 2000, is a full service, mid-priced casual sushi restaurant located directly next to My Martini Grille. The funky, innovative design will make dining a memorable experience, and not just fish and rice. The specialized menus will focus on oriental cuisine, primarily Japanese Sushi, Teppanyhaki, Yakitori, and Tempura, with accents from Thailand, Vietnam, Korea, and the Phillipines - all being served in a la carte and appetizer-size portions. The beverage operation is Japanese domestic beers, wine, and sake. The Company's energizing sushi restaurant offers lunch and dinner, and also will be focused on the lucrative take out business - especially for lunch.

THE MAX'S GRILLE RESTAURANTS

On December 30, 1997, the Company acquired 51% of the limited partnership interests in the entities that own the Max's Grille Restaurant located at 17 South Atlantic Boulevard in Fort Lauderdale, Florida ("Beach Place"); 300 Southwest First Avenue in Fort Lauderdale, Florida ("Las Olas Riverfront"); and 2210 Weston Road, in Weston, Florida ("Weston"). On August 5, 1999 the Company purchased the remaining interests in each of the three limited partnerships.

Each of the Max's Grille Restaurants replicate the very popular and successful Max's Grille Restaurant in Boca Raton, Florida. Beach Place opened in May 1997. The typical setting for a Max's Grille Restaurant is a high-profile upscale community, where an average food and beverage check of $25 could foster repeat visits by patrons. Young professional and prosperous active "golden agers" - the demographic group that according to the National Restaurant Association spends more money dining out than any other age group - comprise Max's Grille's regular clientele. Las Olas Riverfront opened in June 1998 and Weston opened in October 1998.

The Las Olas Riverfront, a new 270,000 square foot shopping center on the New River, the main water thoroughfare dissecting downtown Fort Lauderdale, is anchored by a 24 screen stadium-seating movie theater and an 80,000 square foot amusement center. The Max's Grille Restaurant located at the Las Olas Riverfront is approximately 6,500 square feet, seating 200 inside and 60 on an outside patio.

In Weston, the Max's Grille Restaurant co-anchors the new 200,000 square foot Waterway Shoppes. It is 6,000 square feet, seating 200 inside and 60 on an outside lakefront patio.

Max's Grille in Boca Raton, Florida, which is not owned by the Company but which served as the model for the Max's Grille Restaurants which the Company owns, incorporates casual dining, moderate prices and a cosmopolitan ambiance in a comfortable relaxed atmosphere. Opened in 1991, the 225-seat restaurant has been serving a mix of new American and Continental cuisine with a wide variety of wines and a full-service bar. The decor features a free-standing mahogany bar, high ceilings with star chandeliers and floating window treatments. The restaurant specializes in its fresh, simply-prepared cuisine, with an emphasis on the cooking of Florida, California, New Orleans, Europe and the Pacific.

RESTAURANT  MANAGEMENT

The staff of each Company restaurant consists of a general manager, a chef, and from 20 to 70 other employees. Restaurant managers are entitled to participate in an annual discretionary bonus program based upon the financial and operational results of their particular restaurant.

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

COMMITMENT AND CUSTOMER SATISFACTION

The Company's commitment to customer satisfaction is underscored by the employee training program, which is required for all Company personnel. The Company has refined its training program, producing manuals on policies and procedures and an employee handbook. The Company's restaurant employees spend a full week training, from orientation on cultures and standards to classroom lessons to hands-on instruction. Tests are given each day to monitor retention. Food tasting is included. The final step is a three-day mock service for family, friends and vendors. Through the use of comment cards and table visits, Company management receives valuable customer feedback and, through prompt responses, demonstrate a continuing devotion to customer satisfaction.

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

ADVERTISING AND MARKETING

Advertising and marketing expenditures were approximately 2% of sales during 1998 and 1999. The Company sponsored charitable events, participated in cooking competitions (regional and national), advertised in local magazines and newspapers and gave away drinks and meals at tables.

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

SERVICEMARKS AND PROPRIETARY INFORMATION

The Company has registered the servicemarks "Sforza" and "My Martini" with the Secretary of State of Florida. The Company believes that it's servicemarks have significant value and are essential to its ability to create demand for and awareness of its restaurants.

EMPLOYEES

The Company employs approximately 330 people, of whom 20 are management or administrative personnel and the rest are employed in non-management restaurant positions. Approximately 275 of these individuals are employed by the Company on a full-time basis. All management and administrative personnel are salaried and non-management personnel are on an hourly basis. The Company considers its employee relations to be good. None of the Company employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently occupies approximately 2,200 square feet for its executive offices in West Palm Beach, Florida. The office is directly across the street from the My Martini Grille and Sforza Ristorante restaurants. The Company pays $2,500 per month in rent. The two-year lease expires October 31, 2000.

Sforza Ristorante, My Martini Grille and Sushi Rok are each housed in adjacent storefronts in West Palm Beach. Each restaurant lease provides that the tenant pay rent plus the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. The Company's restaurant leases are as follows: (1) Sforza Ristorante, 10 year term beginning February 1996 for 4,500 square feet at $5,250 per month; (2) My Martini Restaurant, 10 year term beginning January 1997 for 5,500 square feet at $8,938 per month; (3) Sushi Rok, 10 year term beginning January 1997 for 2,500 square feet at $2,448 per month;
(4) Max's Beach Grill, 10 year term beginning February 1997 for 6,160 square feet at $21,983 per month, (5) Las Olas Riverfront, 10 year term beginning October 1998 for 6,465 square feet for $20,473 per month, and (6) Max's Weston

Grill, 10 year term beginning October 1998 for 6,000 square feet at $12,000 per month The Company believes that its present leases are adequate for its current operations and any anticipated growth.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in one case of litigation relating to a claim arising out of its operations in the normal course of business, which is not expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Warrants (the "Units") are traded on the OTC Bulletin Board(R) service under the symbol "SFZAU." The Company's securities trade only as Units.

The range of high and low bid information for the Units for the period beginning November 13, 1997 (the date of the Company's initial public offering) and for each quarterly period during the 1998 and 1999 calendar years as follows:

                                  PERIOD                       HIGH BID                   LOW BID
                                  ------                       --------                   -------
                             1/1/98 - 3/31/98                    6.50                       4.75
                             4/1/98 - 6/30/98                    6.32                       4.56
                             7/1/98 - 9/30/98                    6.00                       3.50
                            10/1/98 - 12/31/98                   4.75                        .75

                             1/1/99 - 3/31/99                    1.87                        .53
                             4/1/99 - 6/30/99                    1.06                        .53
                             7/1/99 - 9/30/99                    2.00                        .53
                            10/1/99 - 12/31/99                   2.75                        .62

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

On March 27, 2000, the closing bid price for each Unit was $1.125.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein under Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation", which are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors created thereby. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Sforza Enterprises Inc. and its subsidiaries to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which cause the temporary underutilization of outdoor patio seating available at several of the Company's restaurants; events which increase the cost to develop and/or delay the development and opening of new restaurants; changes in the availability and/or cost of raw materials, labor, and other resources necessary to operate the Company's restaurants; the success of operating initiatives; depth of management; adverse publicity; and technological difficulties associated with the Company's management information systems; and the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company's expanded restaurant operations; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company's assets; the amount of, and any changes to, tax rates.


GENERAL COMMENTS

Sforza Enterprises Inc. and subsidiaries (the Company) operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. Both restaurants are located in downtown West Palm Beach, Florida. In addition, as discussed below, commencing August 6, 1999, the Company also operates three Max's Grille Restaurants, full-service casual fine-dining restaurants, located in separate South Florida locations. During January 2000, the Company opened a sushi restaurant in downtown West Palm Beach. A summary of restaurants owned and operated by the Company at December 31, 1999 follows:

              Restaurant Name                         Location                          Date Opened
              ---------------                         --------                          -----------
       Sforza Ristorante                    West Palm Beach, Florida                    February 1996
       My Martini Grille                    West Palm Beach, Florida                    February 1997
       Max's Beach Place Restaurant         Ft. Lauderdale Beach, Florida               April 1997
       Max's Grille Las Olas Riverfront
         Restaurant                         Downtown Ft. Lauderdale, Florida            June 1998
       Max's Grille Restaurant              Weston (West Broward County), Florida       October 1998

On December 30, 1997, the Company acquired 51% limited partnership interests in each of four limited partnerships which operated or planned to operate Max's Grille Restaurants in separate South Florida locations for $3,000,000. The first Max's Grille Restaurant began operations in April 1997, the second opened in June 1998 and the third in October 1998. The business of the limited partnerships was governed by substantially identical limited partnership agreements which vested overall management and control of the limited partnerships to Unique Restaurant Concepts, Inc. (URCI) through separate management agreements with URCI executed by each of the limited partnerships. During June 1999, the Company elected to forego the development of the fourth restaurant and the related limited partnership was liquidated. The Company received $614,000 in cash representing a return of its investment upon the liquidation of such limited partnership. The Company accounted for the investments in the limited partnerships using the equity method through August 5, 1999.

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the URCI affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminated the management agreements with URCI and requires the limited partnerships to pay certain license fees to URCI during the twelve month period following the acquisition. The licensing agreement generally may be terminated after twelve months. Total fees incurred during 1999 under the licensing agreement were $43,819.

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

This management's discussion and analysis of financial condition and results of operation should be read in conjunction with the Company's consolidated financial statements and notes thereto presented elsewhere herein.

EQUITY METHOD OF ACCOUNTING

The Company owned 51% limited partnership interests in each of three limited partnerships which operate Max's Grille Restaurants at separate locations prior to acquiring the remaining 49% ownership interests on August 5, 1999. Because the Company did not exercise control over the limited partnerships, the Company's investments were accounted for using the equity method of accounting through August 5, 1999. As a result, the revenue and expenses of these restaurants were not incorporated into the Company's consolidated revenue and expenses for periods prior to August 6, 1999. Instead, 51% of the profit or losses from the limited partnerships is recognized in results of operations as "equity in losses of unconsolidated affiliates".

The Company purchased the remaining 49% interests in the limited partnerships on August 5, 1999 and therefore consolidates the three limited partnerships in its financial statements in periods subsequent to August 5, 1999 (see "General Comments").

RESULTS OF OPERATIONS

The following table sets forth selected historical consolidated operating results for the Company as a percentage of net sales:

                                                                                         Year Ended December 31,
                                                                                          1999               1998
                                                                                        ---------       ---------
Net sales                                                                                 100.0%           100.0%
                                                                                          -----            -----

Cost and expenses:
    Cost of sales                                                                          50.8             50.0
    Operating expenses                                                                     51.1             51.0
    Depreciation and amortization                                                           4.9              4.6
    Preopening expenses                                                                     1.4              2.0
    Interest expense                                                                         .3               .3
                                                                                        -------          -------

       Total cost and expenses                                                            108.5            107.9
                                                                                        -------          -------

Operating loss                                                                             (8.5)            (7.9)
Other income (expense), net                                                                  .9               .3
Equity in losses of unconsolidated affiliates                                              (1.0)           (11.9)
                                                                                        -------          -------

    Loss before income taxes                                                               (8.6)           (19.5)

Income tax benefit                                                                            -                -
                                                                                        -------          -------

       Net loss                                                                            (8.6)%          (19.5)%
                                                                                        =======          =======

NET SALES

The Company's net sales consist of the food and beverage sales realized by the restaurants it owns and operates. The Company operated the two West Palm Beach, Florida restaurants, Sforza Ristorante and My Martini Grille, during both years presented above and began operating the three Max's Grille Restaurants on August 6, 1999. Net sales increased from $3,774,366 for the year ended December 31, 1998 to $6,936,195 for the year ended December 31, 1999, representing an increase of 83.8%. The increase in net sales from 1998 to 1999 was principally due to the consolidation of the three Max's Grille Restaurants commencing August 6, 1999 (see "General Comments"). The combined net sales for Sforza Ristorante and My Martini Grille decreased by $55,495 for the year ended December 31, 1999 from the comparable period in 1998. Net sales attributable to the three Max's Grille Restaurants included in the Company's net sales for the period August 6, 1999 through December 31, 1999 were $3,217,224.

COST OF SALES

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $1,887,420 for the year ended December 31, 1998 to $3,520,778 for the year ended December 31, 1999, an 86.5% increase. This principally results from consolidating the three Max's Grille Restaurants commencing August 6, 1999.

Cost of sales, as a percentage of net sales, was 50.8% for the year ended December 31, 1999 and 50.0% for the year ended December 31, 1998. The cost of sales percentage for the three Max's Grille Restaurants was 50.0% for the period August 6, 1999 to December 31, 1999. The combined cost of sales percentage for the West Palm Beach restaurants for the year ended December 31, 1999 was 51.4%. Management is continuing its evaluation of the menu offerings and pricing structure for all of its restaurants in order to maximize their sales and profits.

OPERATING EXPENSES

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, and administrative expenses. Operating expenses increased by $1,619,451 from $1,925,092 for the year ended December 31, 1998 to $3,544,543 for the year ended December 31, 1999, an 84.1% increase. This increase is primarily due to the consolidation of the operating expenses for the three Max's Grille Restaurants commencing August 6, 1999. Operating expenses totaled 51.1% and 51.0% of net sales for the years ended December 31, 1999 and 1998, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization totaled $339,586 for the year ended December 31, 1999 and $174,683 for the year ended December 31, 1998. Amortization of goodwill associated with the purchase of the Max's Grille Restaurants totaled $43,133 for the year ended December 31, 1999.

PREOPENING EXPENSES

Preopening expenses represent costs incurred during the development of new restaurant locations. Such costs are expensed as incurred. Preopening expenses for the years ended December 31, 1999 and 1998 primarily represent expenses for the development of the sushi restaurant which was opened in January 2000.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships which operate or planned to operate Max's Grille Restaurants. Three of the restaurants were operating as of December 31, 1998. During June 1999, the Company received $614,000 in cash in lieu of developing the fourth restaurant upon liquidation of the related limited partnership. On August 5, 1999, the Company acquired the remaining 49% interests in the remaining three limited partnerships in a purchase transaction. The Company's investments were accounted for using the equity method through August 5, 1999 (see "Equity Method of Accounting" above). See "Liquidity and Capital Resources" below for combined, summarized financial information for the limited partnerships for the periods prior to August 6, 1999.

The Company's share of the combined loss of the limited partnerships for the period August 6, 1999 to December 31, 1999 was $(74,269) as compared to $(450,415) for the full year ended December 31, 1998. The decrease was primarily due to the substantial preopening expenses incurred by the limited partnerships during 1998.

OTHER INCOME

Other income for the years ended December 31, 1999 and 1998 principally consists of interest earned.

INCOME TAXES

The Company reported a net loss for federal income tax purposes for the years ended December 31, 1998 and 1999 and, at December 31, 1999, has available net operating loss carryforwards approximating $1,200,000 which may be used to reduce future taxable income. The tax benefits from the operating loss carryforwards in 1999 and 1998 were offset by valuation allowances at December 31, 1999 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated balance sheet. The benefit of the loss carryforwards will be recognized in the Company's financial statements when management determines that it is more likely than not that such losses will be realized.

INTEREST EXPENSE

Interest incurred principally relates to capital leases for equipment and interest on an equipment loan.

NET LOSS

As a result of the above, the Company's net loss was $596,343 and $737,611 for the years ended December 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Two of the Company's operating restaurants at December 31, 1999 are located in West Palm Beach, Florida and the three Max's Grille Restaurants are located in Broward County, Florida. All of the restaurants are subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. The Company expects to use cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of the five restaurants that it owns and operates as of December 31, 1999 and the restaurant opened during January 2000 was principally provided by public and private common stock offerings.

The Company does not have an existing arrangement for a credit facility with a financial institution for short-term financing. Management believes that cash flow generated from operations, together with its remaining cash reserves will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 2000.

The Company's net loss was $596,343 for the year ended December 31, 1999 as compared to $737,611 for the year ended December 31, 1998, an improvement of $141,268. The difference is primarily due to the substantial preopening expenses incurred by the limited partnerships during 1998.

As discussed under "General Comments" above, during June 1999, the Company received $614,000 in cash representing a return of its investment upon liquidation of a non-operating limited partnership. During August 1999, the Company acquired the remaining 49% interests of the three remaining limited partnerships for an aggregate purchase price of $160,000.

The investments in the limited partnerships were accounted for under the equity method of accounting through August 5, 1999 and consolidated thereafter. Summarized combined results of operations for the limited partnerships for the period January 1 through August 5, 1999 and for the year ended December 31, 1998 are presented as follows:


                                                                         1999
                                                                      (through
                                                                      August 5)                    1998
                                                                      ----------                ----------
       Net sales                                                      $5,366,925                $5,722,623
                                                                      ==========                ==========

       Net loss                                                       $ (113,924)               $ (830,066)
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

ITEM 7.  FINANCIAL STATEMENTS

See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's directors and officers are as follows:

                  NAME                              AGE                      TITLE
                  ----                              ---                      -----
Gerald J. Visconti, Jr................                36             President, Chief Executive Officer
                                                                     Secretary and Director

Grant Johnson ........................                39             Vice President, Executive Chef

Vincent Holland.......................                68             Chief Financial Officer, Treasurer and
                                                                     Director

Dale J. Brisson.......................                39             Director

Gerald J. Visconti, Jr. has served as an officer and director of the Company since its inception in July 1996. He structured the Company to consummate the public offering in 1997. In addition he established the Company's accounting and management information systems departments. Mr. Visconti was elected president on November 1, 1998. Prior to joining the Company, he owned and successfully operated an international transportation company in Los Angeles, California for 11 years. Mr. Visconti graduated from Morrisville Technical College, Morrisville, New York in 1983 with a degree in automotive technology.

Grant Johnson is an accomplished and reputable executive chef. He has over 23-years experience in the restaurant business - both in the kitchen and in operations. He was most recently an executive chef-partner with Max's Beach Place until August 1999, when he joined Sforza. In October 1999 he was became a Vice President of the Company and was appointed as Executive Chef of all of the Company's restaurants.

Vincent Holland has over 37 years of restaurant experience. For the past 15 years he has been an active restaurant consultant with exposure to over 60 restaurants, hotels, country clubs - mostly in South Florida. His extensive restaurant business expertise includes establishing realistic revenue projections and operational cost budgets. He works closely with the SEI restaurant management teams advising them how to successfully implement their sales and cost goals in order that their particular restaurants achieve optimum profitability. Mr. Holland has a BSBA from the University of Buffalo where had subsequently owned and operated numerous hotels and restaurants.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 1999. Each of the officers and directors have represented that they will file the required forms promptly.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer ("CEO") and its four most highly compensated executive officers other than the CEO who served as such at the end of the last fiscal year.(1)(3)


SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
                                                                     Annual Compensation
                                                                                                Securities
            Name and                                                   Other Annual             Underlying
       Principal Position           Year    Salary ($)   Bonus ($)   Compensation ($)       Options Granted (#)
-------------------------------------------------------------------------------------------------------------------
Gerald J. Visconti, Jr.             1999      144,000       0                0                  50,000 (3)
President, Director, C.E.O.(1)      1998       68,153       0                0                      ---

Vincent Holland                     1999       11,027       0                0                     7,000
C.F.O., Director                    1998          ---      ---              ---                     ---
                                    1997          ---      ---              ---                     ---

Dale J. Brisson (2)                 1999        9,230       0                0                      ---
Director                            1998            0       0             12,260                    ---
                                    1997       69,230       0                0                      ---

Grant Johnson                       1999          ---       0                0                    26,000
Vice President,                     1998          ---       0                0                      ---
   Executive Chef                   1997          ---       0                0                      ---

--------------------------------------------------------------------------------------------------------------------

---------
(1) Mr. Visconti became president and Chief Executive Office of the Company on November 1, 1998.
(2) Mr. Brisson was an employee of the Company from July 1996 to December 30, 1997. The compensation set forth for 1998 was paid pursuant to a consulting agreement.
(3) Mr. Visconti's options were originally issued at exercise prices ranging from $2.50 to $4.44 per share. On May 10, 1999, all of such options were repriced to be exercisable at $.87 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects shares of Common Stock beneficially owned(1) (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of March 27, 1999 by (i) each person known to the Company as having beneficial ownership of more than 5% of the Common Stock; (ii) each director of the Company; (iii) each officer of the Company; and (iv) all directors and officers of the Company as a group.

Name and Address of Beneficial Owner                   Shares Beneficially Owned (1)            Percent of Class
------------------------------------                   -----------------------------            ----------------
Dale J. Brisson (3)                                    231,250                                       13.52%
2815 Hampton Court E.
Delray Beach, Florida  33445

Gerald J. Visconti, Jr.(2)                             144,573                                        8.45%
3500 North Flagler Drive
West Palm Beach, Florida  33401

Vincent Holland (3)                                    ---                                             ---
1701 Marina Isle Way, Suite 301
Jupiter, Florida  33477


Name and Address of Beneficial Owner                   Shares Beneficially Owned (1)            Percent of Class
------------------------------------                   -----------------------------            ----------------

MysticDragon, LLP (4)                                                454,250                         26.56%
c/o Joseph Visconti
2500 N. Military Trail, Suite 300
Boca Raton, Florida  33431

Joseph Visconti (4)                                                  454,250                         26.56%
2500 N. Military Trail, Suite 300
Boca Raton, Florida  33431

All directors and officers as a group  (3 persons)                   375,823                         21.97%

----------
(1) Unless otherwise indicated, each person has sole voting and investment rights with respect to the shares specified opposite his name.
(2) An officer and a director. Includes 89,573 shares of common stock and options to purchase 55,000 shares of common stock that currently are exercisable.
(3)      A director.
(4) The shares reflected are owned by a limited liability partnership. MysticDragon, LLP (the 'Partnership"). Joseph Visconti (the brother of Gerald J. Visconti, Jr.) is 99% limited partner of the Partnership, and an officer and chareholder of the corporate general partner of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Separation Agreement. Effective on November 1, 1998 (the "Separation Date") the Company entered into an agreement (the "Separation Agreement") by and among the Company and certain corporations, partnerships and individuals, including Dennis Max, Burton Rapoport and Daniel Catalfumo, each of whom was at the time a director of the Company. Pursuant to the terms of the Separation Agreement, each of Messrs. Max, Rapoport and Catalfumo resigned as directors of the Company on the Separation Date, and the Company terminated its Management and Consulting Agreement for My Martini Grille and Sforza Ristorante with Unique Restaurant Concepts, Inc. ("URCI"), a corporation owned by the three resigning directors. During fiscal 1998, URCI was paid fees of $93,982 for management and consulting services rendered by URCI through the Separation Date. The Separation Agreement also contained conditions providing that a previous Joinder Agreement among certain of the parties was terminated whereby the remaining directors of the Company would no longer be obligated to vote their capital stock of the Company in favor of electing the resigning directors to the Company's board of directors. Finally, the Separation Agreement provided that Mr. Max would be available to provide advisory services to the Company. Mr. Max has provided limited services but was paid no fees for such services from the Separation Date through December 31, 1998.

Purchase of Partnership Interests. On August 5, 1999, the Company directly purchased 48% limited partnership interests and 1% general partnership interests in three limited partnerships, Max's Beach Grill, Ltd., Unique Brickell, Ltd., and Unique Weston, Ltd. (the Partnerships) which each operate a restaurant in South Florida. The Company previously held a 51% limited partnership interest in each of the Partnerships, and now holds 100% interests in the Partnerships. The Partnership interests were purchased from Unique SEI Holdings, Inc. (Seller), an affiliate of URCI. The restaurants operated by the Partnerships are Max's Beach Place and Max's Grille Las Olas Riverfront, both located in Ft. Lauderdale, Florida, and Max's Grille in Weston, Florida (the Restaurants).

The aggregate purchase price for the 49% partnership interests was $160,000. In addition, Seller was granted three year options to purchase up to 20,000 shares of common stock of the Company at $2.50 per share. The options may be exercised for up to 10,000 shares at any time within five calendar days after the market price of the stock equals or exceeds $5.00 per share for 20 consecutive trading days. The holder has the right to exercise the options for the remaining 10,000 shares at any time within five business days after the market price of the common stock equals or exceeds $7.00 per share for 20 consecutive trading days. The options were issued pursuant to an exemption from registration under the Securities Act of 1933 as amended as a transaction which is not a public offering.

The Partnerships have operated the Restaurants under the Max's Grille or Max's Beach Place name pursuant to licensing agreements with URCI. The Restaurants have been operated for the Partnerships by URCI under a management agreement. As part of the purchase transaction, the Partnerships and URCI agreed to terminate the URCI's management agreement, and the Restaurants began operating directly by wholly owned subsidiaries of the Company as the general partners of the Partnerships.

In addition, the Partnerships entered into Amended and Restated License Agreements with URCI under which URCI is to consult with Partnerships, furnish new menu items and procedures and train the chef of the Restaurants with respect to new menu items. The Partnerships will pay URCI a license fee of 1.75% of Gross Revenues (as defined in the agreement) of the restaurant for Max's Grille Las Olas Riverfront and for Max's Grille in Weston. The license fee for Max's Beach Place will be .75% of Gross Revenues for the first nine months and 1% of Gross Revenues thereafter. The Max's Beach Place license agreement may be terminated by the Partnership at any time upon 30 days notice. The license for the other two restaurants may be terminated by the Partnership at any time on 90 days notice, except that the license fee shall in any event be payable for one year, or, under certain circumstances, for 18 months.

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

Funding Agreement. The Company, URCI, Dennis Max, a former director, and related parties entered into a Funding Agreement on July 1, 1997 pursuant to which the Company agreed to devote $3,000,000 of the proceeds of its November 1997 public offering to the construction and pre-opening expenses of four Max's Grille Restaurants and to grant URIC an option to acquire 75,000 shares of the Company's Common Stock exercisable at $5.00 per share through December 31, 1999 in exchange for 51% equity interests in such Max's Grille Restaurants and URCI's agreement to manage such restaurants at a discounted rate.

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

10.5 License Agreement by and between Unique Restaurant Concepts, Inc. and Unique Brickell, Ltd. Incorporated hereunder by reference in previously filed Form 8-K of August 5, 1999.

10.6 License Agreement by and between Unique Restaurant Concepts, Inc. and Unique Weston, Ltd. Incorporated hereunder by reference in previously filed Form 8-K of August 5, 1999.

10.8 License Agreement by and between Unique Restaurant Concepts, Inc. and Max's Beach Grille, Ltd. Incorporated hereunder by reference in previously filed Form 8-K of August 5, 1999.

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

10.13 Standard Lease dated October 1998 by and between the Company and 230 Clematis Street Limited Partnership, for the Company's executive offices.

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

10.16 Sushi restaurant lease (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement filed on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 17, 1997, File Number 333-32117).

10.20 Release and Indemnification Agreement dated October 31, 1998 by and among the Company, Castle Room, Inc., Clematis Bistro Corporation, Sushi Enterprises, Inc., Dennis Max, Burt Rapoport and Dan Catalfumo.

10.21 Agreement dated October 31, 1998 by and among the Company, Castle Room, Inc., Clematis Bistro Corporation, Sushi Enterprises, Inc., Max's Beach Grill, Ltd., Unique Brickell, Ltd., Unique Weston, Ltd., Unique TBA, Ltd., Unique Restaurant Concepts, Inc., Unique Restaurant Concepts, Ltd., Dennis Max, Burt Rapoport, Dan Catalfumo, Joseph Visconti, Gerald J. Visconti, Jr. and Dale Brisson.

21* Subsidiaries of the Registrant

27* Financial Data Schedule
----------------
*        Filed herewith.

(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                     SFORZA ENTERPRISES INC.
                                                    (Registrant)

Dated:   March 27, 2000                              By:  /s/ Gerald J. Visconti, Jr.
                                                          -----------------------------------
                                                          Gerald J. Visconti, Jr., President,
                                                          Chief Executive Officer and Director

In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date
---------                                         -----                                  ----

/s/ Gerald J. Visconti, Jr.                       President, CEO, Director               March 27, 2000
-------------------------------------------
Gerald J. Visconti, Jr.


/s/ Grant Johnson                                 Vice President                         March 27, 2000
---------------------------------------------
Grant Johnson


/s/ Vincent Holland                               Chief Financial Officer                March 27, 2000
--------------------------------------------      and Director
Vincent Holland


/s/ Dale J. Brisson                               Director                               March 27, 2000
---------------------------------------------
Dale J. Brisson

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

    Consolidated balance sheet                                                                       F-3

    Consolidated statements of operations                                                            F-4

    Consolidated statements of shareholders' equity                                                  F-5

    Consolidated statements of cash flows                                                            F-6


Notes to consolidated financial statements                                                           F-7 - F-16


                        Report of Independent Accountants

Board of Directors and Shareholders
Sforza Enterprises Inc.

We have audited the accompanying consolidated balance sheet of Sforza Enterprises Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sforza Enterprises Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/S/ Templeton & Company, P.A.


Royal Palm Beach, Florida
March 8, 2000


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999


                                     ASSETS

Current assets:
    Cash and cash equivalents                                               $   687,386
    Inventories                                                                 208,815
    Other current assets                                                        243,056
                                                                            -----------

          Total current assets                                                1,139,257

Property and equipment, net                                                   2,641,888
Unamortized goodwill                                                            849,903
Other assets                                                                     82,182
                                                                            -----------

              Total assets                                                  $ 4,713,230
                                                                            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $   748,139
    Accrued expenses                                                            247,722
    Current portion of long-term debt                                            13,501
    Current portion of obligations
       under capital leases                                                      87,375
                                                                            -----------

          Total current liabilities                                           1,096,737

Long-term debt, net                                                              56,253
Obligations under capital leases, net                                           137,791
Deferred rent                                                                   362,371
                                                                            -----------

          Total liabilities                                                   1,653,152
                                                                            -----------

Shareholders' equity:
    Common stock, $.01 par value;
       20,000,000 shares authorized;
       1,710,000 issued and outstanding                                          17,100
    Additional paid-in capital                                                5,097,064
    Accumulated deficit                                                      (2,054,086)
                                                                            -----------

          Total shareholders' equity                                          3,060,078
                                                                            -----------

              Total liabilities and
                 shareholders' equity                                       $ 4,713,230
                                                                            ===========

See accompanying notes.
                                       F-3



                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998


                                                                                      1999                  1998
                                                                                   ----------            ----------
Net sales                                                                          $6,936,195            $3,774,366
                                                                                   ----------            ----------

Cost and expenses:
    Cost of sales                                                                   3,520,778             1,887,946
    Operating expenses                                                              3,544,543             1,925,092
    Depreciation and amortization                                                     339,586               174,683
    Preopening costs                                                                   97,240                75,039
    Interest expense                                                                   20,970                11,166
                                                                                   ----------            ----------

       Total cost and expenses                                                      7,523,117             4,073,926
                                                                                   ----------            ----------

Operating loss                                                                       (586,922)             (299,560)

Other income (expense):
    Other income                                                                       64,848                12,364
    Equity in losses of unconsolidated
       affiliates                                                                     (74,269)             (450,415)
                                                                                   ----------            ----------

Loss before income taxes                                                             (596,343)             (737,611)

Income taxes                                                                                -                     -
                                                                                   ----------            ----------

          Net loss                                                                 $ (596,343)           $ (737,611)
                                                                                   ==========            ==========

Net loss per common share                                                          $     (.35)           $     (.43)
                                                                                   ==========            ==========

Weighted average common shares
    outstanding                                                                     1,710,000             1,710,000
                                                                                   ==========            ==========

See accompanying notes.



                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998


                                                                        Additional
                                                   Common Stock           Paid-in     Accumulated
                                             No. Shares       Amount      Capital        Deficit
                                             ----------       ------      -------        -------
Balance, January 1, 1998                      1,710,000   $    17,100   $ 5,097,064   $  (720,132)

Net loss for the year
    ended December 31,
    1998                                             --            --            --      (737,611)
                                            -----------   -----------   -----------   -----------

Balance, December 31,
    1998                                      1,710,000        17,100     5,097,064    (1,457,743)

Net loss for the year
    ended December 31,
    1999                                             --            --            --      (596,343)
                                            -----------   -----------   -----------   -----------

Balance, December 31,
    1999                                      1,710,000   $    17,100   $ 5,097,064   $(2,054,086)
                                            ===========   ===========   ===========   ===========


See accompanying notes.
                                       F-5


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998


                                                                                      1999                  1998
                                                                                   -----------           ----------
Cash flows from operating activities:
    Net loss                                                                       $ (596,343)           $ (737,611)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
          Equity in losses of unconsolidated
              affiliates                                                               74,269               450,415
          Depreciation and amortization                                               339,586               174,683
          Changes in operating assets and
              liabilities:
              Inventories                                                             (60,642)                1,016
              Other current assets                                                      2,988                29,449
              Accounts payable                                                        104,935                88,454
              Accrued expenses and deferred rent                                       50,507               (12,896)
                                                                                   ----------            ----------

Net cash used in operating activities                                                 (84,700)               (6,490)
                                                                                   ----------            ----------

Cash flows from investing activities:
    Purchases of property and equipment                                              (114,803)             (103,095)
    Increase (decrease) in other assets, net                                          (28,549)                6,246
    Return of investment in limited partnership                                       614,000                     -
    Purchase of limited partnership
       interests, less cash received                                                 (161,275)                    -
                                                                                   ----------            ----------

Net cash provided by (used in) investing
    activities                                                                        309,373               (96,849)
                                                                                   ----------            ----------

Cash flows from financing activities:
    Principal payments on long-term debt                                               (7,688)              (21,246)
    Principal payments on obligations under
       capital leases                                                                 (44,075)              (27,208)
    Proceeds from long-term borrowings                                                 75,000                     -
                                                                                   ----------            ----------

Net cash provided by (used in)
    financing activities                                                               23,237               (48,454)
                                                                                   ----------            ----------

Net increase (decrease) in cash and
    cash equivalents                                                                  247,910              (151,793)

Cash and cash equivalents, beginning
    of year                                                                           439,476               591,269
                                                                                   ----------            ----------

Cash and cash equivalents, end of
    year                                                                           $  687,386            $  439,476
                                                                                   ==========            ==========

See accompanying notes.
                                       F-6

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Description of Business

Sforza Enterprises Inc. (SEI) and subsidiaries (the Company) operates Sforza Ristorante, a full-service Northern Italian restaurant, and My Martini Grille, a full-service, up-scale grill. Both restaurants are located in downtown West Palm Beach, Florida. As discussed in Note 3, commencing August 6, 1999, the Company also operates three Max's Grille Restaurants, full-service, casual fine-dining restaurants, in separate South Florida locations. During January 2000, the Company opened Sushi Rok, an upscale sushi restaurant in downtown West Palm Beach.


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

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies, Continued

      Preopening Costs
      ----------------

      Preopening costs, including training costs and other direct costs related to new restaurant openings, are expensed as incurred.

      Long-Lived Assets
      -----------------

      The Company reviews long-lived assets and certain identifiable intangibles for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      Earnings (Net Loss) per Common Share
      ------------------------------------

      Earnings (net loss) per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128). Basic earnings (net loss) per common share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The effect of potentially dilutive securities outstanding during 1999 and 1998 is anti-dilutive, therefore, diluted earnings per share are not presented for such years. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 65,000 shares at $11.63 per share, options to purchase 4,000 shares at $1.00 per share, options to purchase 50,000 shares at $.875 per share, options to purchase 20,000 shares at $2.50 per share, options to purchase 39,000 shares at $.53 per share, options to purchase 10,000 shares at $1.375 per share, options to purchase 8,600 shares at $1.75 per share, options to purchase 9,000 shares at $1.93 per share, options to purchase 14,000 shares at $1.75 per share, and warrants to purchase 650,000 shares at $9.50 per share.

      Stock-Based Compensation
      ------------------------

      As described in Note 9, the Company has elected to follow Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under Financial Accounting Standards Board Statement Number 123, Accounting for Stock-Based

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies, Continued

      Stock-Based Compensation, continued
      -----------------------------------

      Compensation (FAS 123). Under APB 25, no compensation expense is recognized where the exercise price is equal to or greater than the market value at the date of grant.

      Amortization
      ------------

      Amortization of goodwill is provided using the straight-line method over eight years.

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

      Reclassifications
      -----------------

      Certain amounts appearing in the 1998 financial statements have been reclassified to conform with the 1999 presentation.


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

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the URCI affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminated the management agreements with URCI and requires the limited partnerships to pay certain license fees to URCI during the twelve month period following the acquisition. The licensing arrangement generally may be terminated after twelve months. Total fees charged during 1999 under the licensing agreement of $43,819 are included in operating expenses.

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
                                                                                                    ==========

Combined results of operations for the three limited partnerships for the period January 1, 1999 to August 5, 1999 and the year ended December 31, 1998 are presented as follows:

                                                                              1999                    1998
                                                                           -----------             -----------
           Net sales                                                       $ 5,366,925             $ 5,722,623
           Cost and expenses                                                 5,485,950               6,587,491
                                                                           -----------             -----------

           Loss from operations                                               (119,025)               (864,868)
           Other income                                                          5,101                  34,802
                                                                           -----------             -----------

           Net loss                                                        $  (113,924)            $  (830,066)
                                                                           ===========             ===========

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 3 - Investments in Unconsolidated Affiliates, Continued

Equity in losses of unconsolidated affiliates includes the Company's 51% interest in the limited partnerships' combined net loss through August 5, 1999 plus amortization of the excess of the Company's initial investment over the limited partnerships' combined book value at the acquisition date of $18,325 for the period January 1, 1999 to August 5, 1999 and $27,081 for the year ended December 31, 1998.


Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 1999:

       Leasehold improvements                                                                      $ 1,166,250
       Equipment leased under capital
          leases                                                                                       328,994
       Furniture, fixtures, and equipment                                                            1,778,288
                                                                                                   -----------

                                                                                                     3,273,532
       Less accumulated depreciation and
          amortization                                                                                (631,644)
                                                                                                   -----------

                                                                                                   $ 2,641,888
                                                                                                   ===========

Depreciation and amortization of property and equipment for the years ended December 31, 1999 and 1998 amounted to $294,449 and $174,683, respectively.


Note 5 - Description of Leasing Arrangements

The Company is obligated under various long-term operating lease agreements for its restaurant facilities, including three leases with an entity partially owned by certain shareholders. The leases specify monthly payments over their terms and require the Company to pay its proportionate share of common area maintenance and real estate taxes. The leases generally provide for annually increasing rentals at fixed amounts over their terms. Certain leases also require the payment of additional rent equal to percentage of the related restaurant's sales over specified levels. Certain of the Company's shareholders have personally guaranteed an amount aggregating $125,000 in lieu of cash security deposits in connection with the three related entity leases.

Development allowances for leasehold improvements provided by lessors in connection with certain leases were recorded as reductions of the related asset amount. The Company records rent expense on a straight-line rental basis for financial reporting purposes. Rental expense in excess of the amounts payable under

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 5 - Description of Leasing Arrangements, Continued

the leases is reflected as deferred rent in the accompanying consolidated balance sheet.

The Company also leases certain equipment from unrelated parties under capital leases. The consolidated balance sheet at December 31, 1999 includes the following regarding equipment leased under capital leases:

    Equipment leased under capital leases                          $ 328,994
    Accumulated amortization                                         (86,520)
                                                                   ---------

                                                                   $ 242,474
                                                                   =========


Minimum future annual payments due for leases in effect at December 31, 1999 follow:

                                                              Equipment
                  Year Ending                               Under Capital          Operating
                  December 31,                                  Leases               Leases
                  ------------                                  ------               ------
                        2000                                 $  116,737            $1,036,289
                        2001                                     95,477             1,061,967
                        2002                                     36,431             1,095,025
                        2003                                     14,986             1,112,684
                        2004                                     14,986             1,139,005
                  Thereafter                                          -             3,499,575
                                                             ----------            ----------

           Total minimum rentals                                278,617            $8,944,545
                                                                                   ==========
           Less interest portion                                (53,451)
                                                             ----------
           Present value of net
               minimum rentals                               $  225,166
                                                             ==========

Total rent expense under operating leases for the years ended December 31, 1999 and 1998 amounted to $551,486 and $249,231, respectively, including $250,128 and $242,555, respectively, with the related entity.


Note 6 - Installment Note Payable

The installment note payable at December 31, 1999 represents the balance due on an equipment loan, collateralized by the Company's assets. Principal and interest at prime (8.5% at December 31, 1999) are due in monthly installments through 2003. Principal due in each of the years subsequent to December 31, 1999 follows:

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 6 - Installment Note Payable, Continued

                  Year Ending December 31,             Amounts
                  ------------------------             -------
                            2000                       $ 13,501
                            2001                         14,659
                            2002                         15,916
                            2003                         25,678
                                                       --------

                                                       $ 69,754
                                                       ========


Note 7 - Related Party Transactions

Management Agreements
---------------------

Restaurant management services were provided to Sforza Ristorante and My Martini Grille under various arrangements by URCI (see Note 3) through October 31, 1998. One of URCI's shareholders is a shareholder in SEI and another shareholder was a member of SEI's Board of Directors. Total management fees incurred under these arrangements amounted to $93,982 in 1998.

Underwriter Compensation
------------------------

Joseph Charles & Associates, Inc. (JCA) was the lead underwriter in connection with the Company's initial public offering of common stock. Two of JCA's shareholders are also shareholders in SEI. Operating expenses include charges for consulting services from JCA of $25,000 in 1999 and $30,000 in 1998.


Note 8 - Income Taxes

At December 31, 1999, the Company has net operating loss carryforwards approximating $1,200,000 for federal income tax purposes, expiring through 2115, which may be carried forward to offset future taxable income. General tax credit carryforwards which total approximately $159,000 and expire through 2115 are also available at December 31, 1999.

Reconciliations of the effective income tax rate with the U.S. statutory income tax rate for the years ended December 31, 1999 and 1998 are presented as follows:

                                                                                        1999             1998
                                                                                       ------            -----
      U.S. statutory rate                                                               (34.0)%          (34.0)%
      Tax credits                                                                       (12.7)               -
      Valuation allowance on net deferred
         tax assets                                                                      51.9             34.0
      Other, net                                                                         (5.2)               -
                                                                                       ------            -----

      Effective income tax rate                                                             -%               -%
                                                                                       ======            =====

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 8 - Income Taxes, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax carryforwards. Deferred tax liabilities are recognized for temporary differences that will result in future taxable amounts. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. Management has provided a valuation allowance for financial reporting purposes at December 31, 1999 to offset its net deferred tax asset at that date.

The following is a summary of the significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1999:

    Gross deferred tax assets:
       Accrued expenses not deducted                                                                 $ 136,251
       Operating loss carryforwards                                                                    454,417
       Tax credit carryforwards                                                                        159,270
       Inventory costs capitalized for tax purposes                                                      7,499
       Preopening expenses deferred for tax purposes                                                   202,969
                                                                                                     ---------

          Total deferred tax assets                                                                    960,406
                                                                                                     ---------

    Gross deferred tax liabilities:
       Property and equipment differences                                                              104,129
       Goodwill differences                                                                             97,827
                                                                                                     ---------

          Total deferred tax liabilities                                                               201,956
                                                                                                     ---------

    Net deferred tax asset                                                                             758,450
    Less: valuation allowance                                                                         (758,450)
                                                                                                     ---------

              Net deferred tax asset recognized                                                      $       -
                                                                                                     =========


Note 9 - Stock Options and Warrants

Stock-Based Compensation
------------------------

On June 1, 1997, the Company adopted the equity incentive plan (the Plan) which provides for the granting of options to key employees and consultants to purchase up to a total of 142,500 shares of the Company's common stock. The options generally vest from one to three years from the grant date, have an exercise price equal to the fair market value of the stock on the date of

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 9 - Stock Options and Warrants, Continued

the grant, and expire ten years from the grant date. No options were granted under the Plan prior to 1999.

During February 1999, the Company granted non-qualified options to an employee to purchase 30,000 shares at $.875 per share, of which 15,000 became exercisable in November 1999 and 15,000 become exercisable in November 2000. During August 1999, the Company granted non-qualified options to a consultant to purchase 14,000 shares at $1.75 per share which become exercisable in August 2000.

The changes in the outstanding compensatory stock options for the year ended December 31, 1999 follow:

                                                             Shares Under             Weighted Average
                                                                Option                 Exercise Price
                                                                ------                 --------------
    Outstanding compensatory stock,
       January 1, 1999                                                -                     $   -
    Granted during 1999                                         155,350                     $1.04
    Surrendered during 1999                                     (20,750)                    $1.11
                                                                -------

    Outstanding, December 31,
       1999                                                     134,600                     $1.03
                                                                =======

Options outstanding and exercisable at December 31, 1999 are summarized as follows:

                                                                       Outstanding      Exercisable
                                                                       -----------      -----------
    Number                                                                134,600             37,500
    Range of exercise prices per share                                $.875-$1.93        $.875-$1.93
    Weighted average remaining
       contractual life in years                                              9.5                  -

As provided by FAS 123, the Company has elected to continue to account for stock-based compensation arrangements under APB 25. FAS 123 requires companies that select this alternative to disclose the pro forma effect on net income and earnings per share of fair value based accounting for stock-based compensation arrangements. The fair value for options granted by the Company was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 1999: risk free interest 6.0%; dividend yields of 0%; expected stock price volatility of 75.0% and a weighted average expected life of 3.36 years. The weighted average estimated fair value of the options is $.54 per option. For purposes of pro forma disclosure, the estimated fair value of the options at the date of the grant is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and net loss per common share for the year ended December 31, 1999 would have been as follows:

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 9 - Stock Options and Warrants, Continued
----------------------------------------------

Stock-Based Compensation, continued

                    Pro forma net loss                          $ (631,202)
                                                                ==========

                    Pro forma net loss per
                        common share                            $     (.37)
                                                                ==========

Other Common Stock Options and Warrants
---------------------------------------

In connection with the purchase of the Max's Grille Restaurants (see Note 3), the Company granted options to purchase up to 20,000 shares at $2.50 per share to an affiliate of URCI. These options expire in August 2002.

As of December 31, 1999, warrants to purchase 650,000 shares of the Company's common stock are outstanding in connection with the initial public offering. The warrants are exercisable at $9.50 per share at any time through November 2002 and are subject to redemption by the Company at $.01 per warrant if the quoted market price per share of the common stock reaches a certain level for a specified period.

In connection with the initial public offering, the Company sold to JCA an option to purchase 65,000 shares at $11.63 for nominal consideration which is exercisable through 2002.


Note 10 - Legal Proceedings

From time to time the Company is subject to legal proceedings which arise in the ordinary course of the Company's business. Although there can be no assurance as to the ultimate disposition of these matters, the Company's management believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note 11 - Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the years ended December 31, 1999 and 1998 follows:

                                                            1999                  1998
                                                         ---------             ---------
    Non-cash investing and financing activities:
          Equipment recorded under capital
              leases                                     $  55,580             $       -
                                                         =========             =========
    Cash payments for:
       Interest                                          $  20,970             $  11,106
                                                         =========             =========

       Income taxes                                      $       -             $       -
                                                         =========             =========