Form 10QSB
period 2000-03-31
SFORZA ENTERPRISES INC
filed 2000-05-11
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                         COMMISSION FILE NUMBER 0-23251

--------------------------------------------------------------------------------

                             SFORZA ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)



                       FLORIDA                            65-0705377
         (State or other jurisdiction         (IRS Employer Identification No.)
       of incorporation or organization)

       222 CLEMATIS STREET, SUITE 207                       33401
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

     Yes __X__    No _____

     As of March 31, 2000, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.

                             SFORZA ENTERPRISES INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1.     Financial Statements (Unaudited):

                 Consolidated Condensed Balance Sheet--March 31, 2000                                                  1

                 Consolidated Condensed Statements of Income for the Three
                 Months Ended March 31, 2000 and 1999                                                                  2

                 Consolidated Condensed Statements of Cash Flows for the Three
                 Months Ended March 31, 2000 and 1999                                                                  3

                 Notes to Interim Consolidated Condensed Financial Statements                                          4

    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                                              5

PART II. OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                                     11

    Item 6.      Exhibits and Reports on Form 8-K                                                                      11

    Signatures                                                                                                         11


ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2000

     ASSETS

Current assets:
    Cash and cash equivalents                                                                           $   665,684
    Inventories                                                                                             177,125
    Other current assets                                                                                    480,994
                                                                                                        -----------

        Total current assets                                                                              1,323,803

Property and equipment, net                                                                               2,331,398
Other assets, net                                                                                           904,604
                                                                                                        -----------

             Total assets                                                                               $ 4,559,805
                                                                                                        ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                    $   440,891
    Accrued expenses                                                                                        610,995
    Current portion of long-term debt                                                                        10,222
    Current portion of obligations under capital leases                                                      85,607
                                                                                                        -----------

        Total current liabilities                                                                         1,147,715

Long-term debt, net of current portion                                                                       56,340
Obligations under capital leases, net of current portion                                                    115,917
                                                                                                        -----------

        Total liabilities                                                                                 1,319,972
                                                                                                        -----------

Shareholders' equity:
    Common stock, $.01 par value                                                                             17,100
    Additional paid in capital                                                                            5,097,064
    Retained earnings (deficit)                                                                          (1,874,331)
                                                                                                        -----------

        Total shareholders' equity                                                                        3,239,833
                                                                                                        -----------

             Total liabilities and shareholders' equity                                                 $ 4,559,805
                                                                                                        ===========

See notes to interim consolidated condensed financial statements.




                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999


                                                                                      2000                 1999
                                                                                  -----------           -----------
Net sales                                                                         $ 3,748,476           $ 1,258,772
                                                                                  -----------           -----------

Cost and expenses:
    Cost of sales                                                                   1,801,447               621,836
    Operating expenses                                                              1,609,822               540,404
    Depreciation, amortization, and impairment
       loss                                                                           173,426                42,562
    Interest expense                                                                   10,721                 1,770
                                                                                  -----------           -----------

       Total cost and expenses                                                      3,595,416             1,206,572
                                                                                  -----------           -----------

Operating income                                                                      153,060                52,200

Other income:
    Other income                                                                       26,695                 3,487
    Equity in earnings of unconsolidated
       affiliates                                                                           -                27,963
                                                                                  -----------           -----------

Income before provision for income taxes                                              179,755                83,650
Income tax expense                                                                          -                     -
                                                                                  -----------           -----------

       Net income                                                                 $   179,755           $    83,650
                                                                                  ===========           ===========

Basic net income per common share                                                 $       .11           $       .05
                                                                                  ===========           ===========

Diluted net income per common share                                               $       .11           $       .05
                                                                                  ===========           ===========

Weighted average common shares outstanding:
    Basic                                                                           1,710,000             1,710,000
                                                                                  ===========           ===========
    Diluted                                                                         1,711,875             1,710,000
                                                                                  ===========           ===========

See notes to interim consolidated condensed financial statements.



                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                      2000                  1999
                                                                                   ----------            ----------
Cash flows from operating activities:
    Net income                                                                     $  179,755            $   83,650
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Equity in earnings of unconsolidated
               affiliates                                                                   -               (27,963)
            Depreciation, amortization, and impairment
               loss                                                                   173,426                42,562
            Decrease in inventories                                                    31,690                 1,494
            (Increase) decrease in other current
               assets                                                                 (17,938)               37,958
            Decrease in accounts payable                                             (307,248)              (63,339)
            Increase in accrued expenses                                                  902                52,140
                                                                                   ----------            ----------

Net cash provided by operating activities                                              60,587               126,502
                                                                                   ----------            ----------

Cash flows from investing activities:
    Purchases of property and equipment                                               (54,966)              (13,082)
    (Increase) decrease in other assets                                                  (489)                2,806
                                                                                   ----------            ----------

Net cash used in investing activities                                                 (55,455)              (10,276)
                                                                                   ----------            ----------

Cash flows from financing activities:
    Principal payments on long-term debt                                               (3,192)                 (896)
    Principal payments on obligations under
        capital leases                                                                (23,642)               (8,128)
                                                                                   ----------            ----------

Net cash used in financing activities                                                 (26,834)               (9,014)
                                                                                   ----------            ----------

Net increase (decrease) in cash and cash
    equivalents                                                                       (21,702)              107,212

Cash and cash equivalents, beginning of period                                        687,386               439,476
                                                                                   ----------            ----------

Cash and cash equivalents, end of period                                           $  665,684            $  546,688
                                                                                   ==========            ==========

See notes to interim consolidated condensed financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Basis of Presentation
     ---------------------

The consolidated condensed financial statements of Sforza Enterprises Inc. and subsidiaries (the Company) as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 2000.

     Investments in Unconsolidated Affiliates
     ----------------------------------------

On December 30, 1997, the Company acquired 51% limited partnership interests in each of three limited partnerships for an aggregate of $2,386,000. Each of the limited partnerships operates a Max's Grille Restaurant at a separate location in South Florida. The Company accounted for the investments in the limited partnerships using the equity method through August 5, 1999.

On August 5, 1999, the Company purchased the remaining 49% interests in each of the three limited partnerships for an aggregate purchase price of $160,000. In addition, the Company granted the seller options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The Company consolidates the limited partnerships in its financial statements for periods subsequent to August 5, 1999. The excess of the Company's aggregate investment in the three limited partnerships plus the incremental purchase price for the 49% interests, including transaction costs, over the book value of the net assets acquired was recorded as goodwill and is being amortized over eight years.

     Income Taxes
     ------------

As of March 31, 2000, the Company has loss carryforwards approximating $1,200,000, which expire through 2015. The tax benefits from the operating loss carryforwards are offset by valuation allowances and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.

     Net Income per Common Share
     ---------------------------

Net income per common share is computed in accordance with Financial Accounting Standards Board Statement. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the three months ended March 31, 2000 and 1999, since the exercise prices exceed the average market price.

     Subsequent Sale of Restaurant
     -----------------------------

As of March 31, 2000, the Company recorded an impairment of loss of $30,000 due to the sale of the business and assets of its sushi restaurant on May 1, 2000. Total proceeds from the sale of the sushi restaurant, which opened in January 2000, approximated $220,000. The net assets sold are included in other current assets at their net realizable value in the accompanying consolidated condensed balance sheet. The restaurant lease was assigned to the purchaser; however, the Company will remain contingently liable for payments due under the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation", which are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors created thereby. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Sforza Enterprises Inc. and its subsidiaries to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which cause the temporary underutilization of outdoor patio seating available at several of the Company's restaurants; events which increase the cost to develop and/or delay the development and opening of new restaurants; changes in the availability and/or cost of raw materials, labor, and other resources necessary to operate the Company's restaurants; the success of operating initiatives; depth of management; adverse publicity; and technological difficulties associated with the Company's management information systems; and the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company's expanded restaurant operations; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company's assets; the amount of, and any changes to, tax rates; and other factors mentioned in this Form 10-QSB and the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

     General Comments

Sforza Enterprises Inc. and subsidiaries (the Company) operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, My Martini Grille, a full-service up-scale grill which opened in February 1997, and Sushi Rok, a sushi restaurant opened in January 2000 (see discussion of subsequent sale below). All three restaurants are located in downtown West Palm Beach, Florida. In addition, as discussed below, commencing August 6, 1999, the Company also operates three Max's Grille Restaurants, full-service casual fine-dining restaurants, located in separate South Florida locations. A summary of restaurants owned and operated by the Company at March 31, 2000 follows:

    Restaurant Name                                       Location                                   Date Opened
    ---------------                                       --------                                   -----------
    Sforza Ristorante                                West Palm Beach, Florida                        February 1996
    My Martini Grille                                West Palm Beach, Florida                        February 1997
    Sushi Rok                                        West Palm Beach, Florida                        January 2000
    Max's Beach Place Restaurant                     Ft. Lauderdale Beach, Florida                   April 1997
    Max's Grille Las Olas Riverfront Restaurant      Downtown Ft. Lauderdale, Florida                June 1998
    Max's Grille Restaurant                          Weston (West Broward County), Florida           October 1998

The sushi restaurant was subsequently sold on May 1, 2000 (see "Sale of Sushi Restaurant" below).

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

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the URCI affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminated the management agreements with URCI and requires the limited partnerships to pay certain license fees to URCI during the twelve-month period following the acquisition. The licensing agreement generally may be terminated after twelve months.

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

Results of Operations

The following table presents, for the periods indicated, the consolidated statements of operations for the Company expressed as percentage of total revenue. The results of operations for the three months ended March 31, 2000 are not necessiarily indicative of the results to be expected for the year ending December 31, 2000:

                                                                                        Three Months Ended March 31,
                                                                                         2000                  1999
                                                                                         ----                  ----
Net sales                                                                                 100.0%                100.0%
                                                                                        -------               -------

Cost and expenses:
    Cost of sales                                                                          48.0                  49.4
    Operating expenses                                                                     43.0                  42.9
    Depreciation, amortization, and impairment loss                                         4.6                   3.4
    Interest expense                                                                         .3                    .1
                                                                                        -------               -------

       Total cost and
          expenses                                                                         95.9                  95.8
                                                                                        -------               -------

Operating income                                                                            4.1                   4.2
Other income, net                                                                            .7                    .3
Equity in income of
    unconsolidated affiliates                                                                .-                   2.2
                                                                                        -------               -------

    Income before income
       tax expense                                                                          4.8                   6.7

Income tax expense                                                                           .-                    .-
                                                                                        -------               -------

       Net income                                                                           4.8%                  6.7%
                                                                                        =======               =======


Net Sales

The Company's net sales consist of the food and beverage sales realized by the restaurants it owns and operates. The Company operated two West Palm Beach, Florida restaurants, Sforza Ristorante and My Martini Grille, during both years presented above, began operating the sushi restaurant in January 2000, and began operating the three Max's Grille Restaurants on August 6, 1999. Net sales increased from $1,258,772 for the three months ended March 31, 1999 to $3,748,476 for the three months ended March 31, 2000, representing an increase of 197.8%. The increase in net sales from 1999 to 2000 was principally due to the consolidation of the three Max's Grille Restaurants (see "General Comments") and the additional sales generated by the sushi restaurant during the three months ended March 31, 2000. The combined net sales for Sforza Ristorante and My Martini Grille decreased by $239,613 for the three months ended March 31, 2000 from the comparable period in 1999. Net sales attributable to the three Max's Grille Restaurants included in the Company's net sales for the three months ended March 31, 2000 were $2,550,234, while net sales from the sushi restaurant were $179,083 for the same period.

Cost of Sales

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $621,836 for the three months ended March 31, 1999 to $1,801,477 for the three months ended March 31, 2000, an 189.7% increase. This principally results from consolidating the three Max's Grille Restaurants and the additional costs of sales at the sushi restaurant during the three months ended March 31, 2000.

Cost of sales, as a percentage of net sales, was 48.0% for the three months ended March 31, 2000 and 49.4% for the three months ended March 31, 1999. The cost of sales percentage for the three Max's Grille Restaurants was 47.4% for the three months ended March 31, 2000. The combined cost of sales percentage for the West Palm Beach restaurants for the three months ended March 31, 2000 was 44.9%. Management is continuing its evaluation of the menu offerings and pricing structure for all of its restaurants in order to maximize their sales and profits.

Operating Expenses

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, and administrative expenses. Operating expenses increased by $1,069,418 from $540,404 for the three months ended March 31, 1999 to $1,609,822 for the three months ended March 31, 2000, an 197.9% increase. This increase is primarily due to the consolidation of the operating expenses for the three Max's Grille Restaurants and the additional expenses incurred to operate the sushi restaurant. Operating expenses totaled 43.0% and 42.9% of net sales for the three months ended March 31, 2000 and 1999, respectively.

Depreciation, Amortization, and Impairment Loss

Depreciation and amortization totaled $143,426 for the three months ended March 31, 2000 and $42,562 for the three months ended March 31, 1999. Amortization of goodwill associated with the purchase of the Max's Grille Restaurants totaled $26,622 for the three months ended March 31, 2000. In addition, an impairment loss of $30,000 was recorded in the three months ended March 31, 2000 relating to the subsequent sale of the sushi restaurant (see "Sale of Sushi Restaurant" below).

Equity in Earnings of Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships, which operate or planned to operate Max's Grille Restaurants. Three of the restaurants were operating as of December 31, 1998. During June 1999, the Company received $614,000 in cash in lieu of developing the fourth restaurant upon liquidation of the related limited partnership. On August 5, 1999, the Company acquired the remaining 49% interests in the remaining three limited partnerships in a purchase transaction. The Company's investments were accounted for using the equity method through August 5, 1999 (see "Equity Method of Accounting" above).

Other Income

Other income for the three months ended March 31, 2000 and 1999 principally consists of interest earned.

Income Taxes

The Company reported a net loss for federal income tax purposes for the year ended December 31, 1999 and, at March 31, 2000, has available net operating loss carryforwards approximating $1,200,000 which may be used to reduce future taxable income. The tax benefits from the operating loss carryforwards were offset by valuation allowances at March 31, 2000 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. The benefit of the loss carryforwards will be recognized in the Company's financial statements when management determines that it is more likely than not that such losses will be realized.

Interest Expense

Interest incurred principally relates to capital leases and loans for equipment.

Net Income

As a result of the above, the Company's net income attributable to common shareholders was $179,755 and $83,650 for the three months ended March 31, 2000 and 1999, respectively.

Sale of Sushi Restaurant

As of March 31, 2000, the Company recorded an impairment of loss of $30,000 due to the sale of the business and assets of its sushi restaurant on May 1, 2000. Total proceeds from the sale of the sushi restaurant, which opened in January 2000, approximated $220,000. The net assets sold are included in other current assets at their net realizable value in the accompanying consolidated condensed balance sheet. The restaurant lease was assigned to the purchaser; however, the Company will remain contingently liable for payments due under the lease.

Liquidity and Capital Resources

Three of the Company's operating restaurants at March 31, 2000 are located in West Palm Beach, Florida and the three Max's Grille Restaurants are located in Broward County, Florida. All of the restaurants are subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. Proceeds from the sale of the sushi restaurant on May 1, 2000 (see "Sale of Sushi Restaurant" above) will be used to pay related liabilities. The Company expects to use cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of the six restaurants that it owns and operates as of March 31, 2000 was principally provided by public and private common stock offerings.

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

         (b)  Reports on Form 8-K.  None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SFORZA ENTERPRISES INC.

                 Date:  May 5, 2000



                 By: /s/ Jay Visconti
                 --------------------
                 Jay Visconti, President



                 By: /s/ Vincent Holland
                 -----------------------
                 Vincent Holland, Chief Financial and Accounting Officer