Form 10QSB
period 2000-06-30
SFORZA ENTERPRISES INC
filed 2000-08-15
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER 0-23251

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

     Yes __X__    No _____

     As of August 8, 2000, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.



                             SFORZA ENTERPRISES INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

              Consolidated Condensed Balance Sheet--June 30, 2000               3

              Consolidated Condensed Statements of Income for the six
              months and three months ended June 30, 2000 and 1999              4

              Consolidated Condensed Statements of Cash Flows for the six
              months ended June 30, 2000 and 1999                               5

              Notes to Interim Consolidated Condensed Financial Statements    6 - 7

    Item 2.   Management's Discussion and Analysis of Financial Condition

              and Results of Operation                                        8 - 13


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                 14

    Item 6.  Exhibits and Reports on Form 8-K                                  14

    Signatures                                                                 14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   (Unaudited)

                                  June 30, 2000
ASSETS

Current assets:
    Cash and cash equivalents                                                                           $   717,521
    Inventories                                                                                             157,431
    Other current assets                                                                                    282,978
                                                                                                        -----------

        Total current assets                                                                              1,157,930

Property and equipment, net                                                                               2,185,509
Other assets, net                                                                                           870,096
                                                                                                        -----------

             Total assets                                                                               $ 4,213,535
                                                                                                        ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                    $   481,454
    Accrued expenses                                                                                        467,955
    Current portion of obligations under capital leases                                                      16,446
                                                                                                        -----------

        Total current liabilities                                                                           965,855

Obligations under capital leases, net of current portion                                                    160,441
                                                                                                        -----------

        Total liabilities                                                                                 1,126,296
                                                                                                        -----------

Shareholders' equity:
    Common stock, $.01 par value                                                                             17,100
    Additional paid in capital                                                                            5,097,064
    Retained earnings (deficit)                                                                          (2,026,925)
                                                                                                        -----------

        Total shareholders' equity                                                                        3,087,239
                                                                                                        -----------

             Total liabilities and shareholders' equity                                                 $ 4,213,535
                                                                                                        ===========




                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)

        For the Six Months and Three Months Ended June 30, 2000 and 1999


                                                             2000                                      1999
                                               ---------------------------------          ----------------------------------

                                                Six Months           Three Months         Six Months           Three Months
                                                ----------           ------------         ----------           ------------

Net sales                                      $ 6,801,056           $ 3,052,580          $ 2,241,521           $   982,749
                                               -----------           -----------          -----------           -----------

Cost and expenses:
    Cost of sales                                3,329,691             1,528,244            1,102,070               480,234
    Operating expenses                           3,126,936             1,517,114            1,152,694               612,290
    Depreciation and
       amortization                                295,930               152,504               90,196                47,634
    Interest expense                                20,740                10,019                3,294                 1,524
                                               -----------           -----------          -----------           -----------

       Total cost and
       expenses                                  6,773,297             3,207,881            2,348,254             1,141,682
                                               -----------           -----------          -----------           -----------

Operating income (loss)                             27,759              (155,301)            (106,733)             (158,933)

Other income (expense):
    Other income (expense)                          49,613                (7,082)              25,601                22,114
    Loss on sale of assets                         (50,211)              (20,211)                   -                     -
    Equity in earnings
       (losses) of unconsol-
       idated affiliates                                 -                     -                7,097               (20,866)
                                               -----------           -----------          -----------           -----------

Income (loss) before
    provision for income
       taxes                                        27,161              (182,594)             (74,035)             (157,685)
Income tax expense
    (benefit)                                            -                     -                    -                     -
                                               -----------           -----------          -----------           -----------

       Net income (loss)                       $    27,161           $  (182,594)             (74,035)          $  (157,685)
                                               ===========           ===========          ===========           ===========

Basic net income (loss)
    per common share                           $       .02           $      (.11)         $      (.04)            $    (.09)
                                               ===========           ===========          ===========             =========

Diluted net income per
    common share                               $       .02           $      (.11)         $      (.04)           $     (.09)
                                               ===========           ===========          ===========            ==========
Weighted average common shares outstanding:

       Basic                                     1,710,000             1,710,000            1,710,000             1,710,000
                                               ===========           ===========          ===========           ===========

       Diluted                                   1,711,875             1,711,875            1,710,000             1,710,000
                                               ===========           ===========          ===========           ===========



                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                      2000                  1999
                                                                                   ----------            -----------
Cash flows from operating activities:

   Net income (loss)                                                              $   27,161            $  (74,035)
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
            Equity in earnings of unconsolidated
               affiliates                                                                   -                (7,097)
            Depreciation and amortization                                             295,930                90,196
            Loss on sale of assets                                                     50,211                     -
            Decrease in inventories                                                    46,263                 9,145
            (Increase) decrease in other current
               assets                                                                 (39,922)               62,876
            Decrease in accounts payable                                             (266,685)             (189,686)
            Increase (decrease) in accrued expenses                                  (111,658)               10,762
                                                                                   ----------            ----------

Net cash provided by (used in) operating
    activities                                                                          1,300               (97,839)
                                                                                   ----------            ----------

Cash flows from investing activities:

    Proceeds from sale of assets                                                      226,735                     -
    Purchases of property and equipment                                               (85,812)              (34,006)
    (Increase) decrease in other assets                                                 5,945               (37,412)
    Return of investment in limited partnership                                             -               622,714
                                                                                   ----------            ----------

Net cash provided by investing activities                                             146,868               551,296
                                                                                   ----------            ----------

Cash flows from financing activities:

    Principal payments on long-term debt                                              (69,754)               (1,816)
    Principal payments on obligations under
        capital leases                                                                (48,279)              (12,260)
                                                                                   ----------            ----------

Net cash used in financing activities                                                (118,033)              (14,076)
                                                                                   ----------            ----------

Net increase in cash and cash equivalents                                              30,135               439,381

Cash and cash equivalents, beginning of period                                        687,386               439,476
                                                                                   ----------            ----------

Cash and cash equivalents, end of period                                           $  717,521            $  878,857
                                                                                   ==========            ==========


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Basis of Presentation
     ---------------------

The consolidated condensed financial statements of Sforza Enterprises Inc. and subsidiaries (the Company) as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results for the interim periods ended June 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 2000.

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

     Income Taxes
     ------------

As of June 30, 2000, the Company has loss carryforwards approximating $1,200,000, which expire through 2015. The tax benefits from the operating loss carryforwards are offset by valuation allowances and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.

     Net Income per Common Share
     ---------------------------

Net income (loss) per common share is computed in accordance with Financial Accounting Standards Board Statement 128. Basic earnings per common share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the six and three months ended June 30, 2000 and 1999, since the exercise prices exceed the average market price.

     Subsequent Sale of Restaurant
     -----------------------------

On May 1, 2000, the Company recorded a loss of $50,211 from the sale of the business and assets of its sushi restaurant, Sushi Rok. Total proceeds from the sale of the sushi restaurant, which opened in January 2000, approximated $220,000. The related sushi restaurant lease was assigned to the purchaser; however, the Company will remain contingently liable for payments due under the lease.

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

General Comments

Sforza Enterprises Inc. and subsidiaries (the Company) operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. The Company also owned Sushi Rock, a sushi restaurant, which opened in January 2000. (See discussion of sale below.) Both Sforza Ristorante and My Martini are located in downtown West Palm Beach, Florida. In addition, as discussed below, commencing August 6, 1999, the Company also operates three Max's Grille Restaurants, full-service casual fine-dining restaurants, located in separate South Florida locations. A summary of restaurants owned and operated by the Company at June 30, 2000 follows:

    Restaurant Name                                       Location                                Date Opened
    ---------------                                       --------                                -----------
    Sforza Ristorante                       West Palm Beach, Florida                             February 1996
    My Martini Grille                       West Palm Beach, Florida                             February 1997
    Max's Beach Place
      Restaurant                            Ft. Lauderdale Beach, Florida                        April 1997
    Max's Grille Las
      Olas Riverfront                       Downtown Ft. Lauderdale,
      Restaurant                                                         Florida                 June 1998
    Max's Grille                            Weston (West Broward County),
      Restaurant                                                         Florida                 October 1998


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

The Company purchased the remaining 49% interests in the limited partnerships on August 5, 1999 and therefore consolidates the three limited partnerships in its financial statements in periods subsequent to August 5, 1999 (see "General Comments" above).

Results of Operations

The following table presents, for the periods indicated, the consolidated statements of operations for the Company expressed as percentages of total revenue. The results of operations for the six and three months ended June 30,

2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000:

                                            Three Months Ended June 30,                 Six Months Ended June 30,
                                            2000                  1999                  2000                  1999
                                            ----                  ----                  ----                  ----
Net sales                                   100.0%                100.0%                100.0%                100.0%
                                            -----                 -----                 -----                 -----

Cost and expenses:
    Cost of sales                            50.1                  48.8                  48.9                  49.2
    Operating expenses                       49.7                  62.3                  46.0                  51.4
    Depreciation and
        amortization                          5.0                   4.8                   4.4                   4.0
    Interest expense                           .3                    .2                    .3                    .1
                                            -----                 -----                 -----                 -----

       Total cost and

          expenses                          105.1                 116.1                  99.6                 104.7
                                            -----                 -----                 -----                 -----

Operating income (loss)                      (5.1)                (16.1)                   .4                  (4.7)
Other income, net                             (.2)                   .3                    .7                   1.1
Loss on sale of assets                        (.7)                  --                    (.7)                  --
Equity in income (loss)
    of unconsolidated
       affiliates                             --                    (.2)                  --                     .3
                                            -----                 -----                 -----                 -----

    Income (loss) before

       income tax expense                    (6.0)                (16.0)                   .4                  (3.3)

Income tax expense (benefit)                  --                    --                    --                    --
                                            -----                 -----                 -----                 -----

       Net income (loss)                     (6.0)%               (16.0)%                  .4%                 (3.3)%
                                            =====                 =====                 =====                 =====


Net Sales

The Company's net sales consist of the food and beverage sales realized by the restaurants it owns and operates. The Company operated two West Palm Beach, Florida restaurants, Sforza Ristorante and My Martini Grille, during both years presented above, began operating Sushi Rok in January 2000, and took over full operations of the three Max's Grille Restaurants on August 6, 1999. Net sales increased from $2,241,521 for the six months ended June 30, 1999 to $6,081,056 for the six months ended June 30, 2000, representing an increase of 203.41%. The increase in net sales from 1999 to 2000 was principally due to the consolidation of the three Max's Grille Restaurants (see "General Comments") and the additional sales generated by Sushi Rok during the six months ended June 30, 2000. The combined net sales for Sforza Ristorante and My Martini Grille decreased by $523,984 for the six months ended June 30, 2000 from the comparable period in 1999. Management believes that the decrease in net sales of Sforza Ristorante and My Martini Grille is primarily attributable to the increase in competition in the downtown West Palm Beach market. Net sales attributable to the three Max's Grille Restaurants included in the Company's net sales for the six months ended June 30, 2000 were $4,819,875, while net sales from Sushi Rok were $263,644 for the same period.

Cost of Sales

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $1,102,070 for the six months ended June 30, 1999 to $3,329,691 for the six months ended June 30, 2000, a 202.13% increase. This principally results from consolidating the three Max's Grille Restaurants and the additional costs of sales at Sushi Rok during the six months ended June 30, 2000.

Cost of sales, as a percentage of net sales, was 48.96% for the six months ended June 30, 2000 and 49.17% for the six months ended June 30, 1999. The cost of sales percentage for the three Max's Grille Restaurants was 48.95% for the six months ended June 30, 2000. The combined cost of sales percentage for the West Palm Beach restaurants for the six months ended June 30, 2000 was 48.99%. Management is continuing its evaluation of the menu offerings and pricing structure for all of its restaurants in order to maximize their sales and profits.

Operating Expenses

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, and administrative expenses. Operating expenses increased by $1,974,242 from $1,152,694 for the six months ended June 30, 1999 to $3,126,936 for the six months ended June 30, 2000, an increase of 171.27%. This increase is primarily due to the consolidation of the operating expenses for the three Max's Grille Restaurants and the additional expenses incurred to operate Sushi Rok. Operating expenses totaled 45.98% and 51.42% of net sales for the six months ended June 30, 2000 and 1999, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $295,930 for the six months ended June 30, 2000 and $90,196 for the six months ended June 30, 1999. Amortization of goodwill associated with the purchase of the Max's Grille Restaurants totaled $53,244 for the six months ended June 30, 2000.

Equity in Earnings of Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships, which operated or planned to operate Max's Grille Restaurants. Three of the restaurants were operating as of December 31, 1998. During June 1999, the Company received $614,000 in cash in lieu of developing the fourth restaurant upon liquidation of the related limited partnership. On August 5, 1999, the Company acquired the remaining 49% interests in the remaining three limited partnerships in a purchase transaction. The Company's investments were accounted for using the equity method through August 5, 1999 (see "Equity Method of Accounting" above).

Other Income

Other income for the six months ended June 30, 2000 and 1999 principally consists of interest earned.

Income Taxes

The Company reported a net loss for federal income tax purposes for the year ended December 31, 1999 and, at June 30, 2000, has available net operating loss carryforwards approximating $1,200,000 which may be used to reduce future taxable income. The tax benefits from the operating loss carryforwards were offset by valuation allowances at June 30, 2000 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. The benefit of the loss carryforwards will be recognized in the Company's financial statements when management determines that it is more likely than not that such losses will be realized.

Interest Expense

Interest incurred principally relates to capital leases and loans for equipment.

Net Income

As a result of the above, the Company's net income (loss) attributable to common shareholders was $27,161 and $(74,035) for the six months ended June 30, 2000 and 1999, respectively.

Sale of Sushi Rok

On May 1, 2000, the Company recorded a loss of $50,211 from the sale of the business and assets of its sushi restaurant. Total proceeds from the sale of Sushi Rok, which opened in January 2000, approximated $220,000. The related sushi restaurant lease was assigned to the purchaser; however, the Company will remain contingently liable for payments due under the lease.

Liquidity and Capital Resources

As of June 30, 2000, two of the Company's operating restaurants are located in West Palm Beach, Florida and the three Max's Grille Restaurants are located in Broward County, Florida. All of the restaurants are subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. Proceeds from the sale of the sushi restaurant on May 1, 2000 (see "Sale of Sushi Restaurant" above) were used to pay related liabilities. The Company expects to use cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of the five restaurants that it owns and operates as of June 30, 2000 was principally provided by public and private common stock offerings.

The Company does not have an existing arrangement for a credit facility with a financial institution for short-term financing. Management believes that cash flow generated from operations, together with its remaining cash reserves will be adequate and sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 2000.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Currently there are no legal proceedings the Company is aware, and to which the Company is a party.

Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits.            Exhibit 21 - Subsidiaries of the Registrant
                                   Exhibit 27 - Financial Data Schedule.

         (b)  Reports on Form 8-K.  None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SFORZA ENTERPRISES INC.

                 Date:  August 9, 2000



                 By: /s/ Gerald J. Visconti, Jr.
                     ---------------------------
                  Gerald J. Visconti, President



                 By: /s/ Vincent Holland
                     -------------------
                  Vincent Holland, Chief Financial and Accounting Officer