Form 10QSB
period 2000-09-30
SFORZA ENTERPRISES INC
filed 2000-11-14
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-23251

--------------------------------------------------------------------------------

                             SFORZA ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)



                    FLORIDA                               65-0705377
                    -------                               ----------
        (State or other jurisdiction           (IRS Employer Identification No.)
       of incorporation or organization)

      120 SOUTH OLIVE AVENUE, SUITE 501                      33401
         WEST PALM BEACH, FLORIDA                          ---------
    (Address of principal executive offices)               (Zip Code)



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

     Yes __X__    No _____

     As of November 1, 2000, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.

                             SFORZA ENTERPRISES INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                Page
                                                                                                ----
     Item 1.     Financial Statements (Unaudited):

                 Consolidated Condensed Balance Sheet - September 30, 2000                        1

                 Consolidated Condensed Statements of Operations for the nine
                 months and three months ended September 30, 2000 and 1999                        2

                 Consolidated Condensed Statements of Cash Flows for the nine
                 months ended September 30, 2000 and 1999                                         3

                 Notes to Interim Consolidated Condensed Financial Statements                    4 - 5

    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                                        6 - 11


PART II. OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                12

    Item 6.      Exhibits and Reports on Form 8-K                                                 12

    Signatures                                                                                    12

    Exhibit 21                                                                                    13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2000

ASSETS

Current assets:
    Cash and cash equivalents                                       $   556,529
    Inventories                                                         157,419
    Other current assets                                                171,291
                                                                    -----------

        Total current assets                                            885,239

Property and equipment, net                                           2,080,075
Other assets, net                                                       841,504
                                                                    -----------

             Total assets                                           $ 3,806,818
                                                                    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   331,344
    Accrued expenses                                                    516,284
    Current portion of obligations under capital leases                  71,860
                                                                    -----------

        Total current liabilities                                       919,488

Obligations under capital leases, net of current portion                 83,968
                                                                    -----------

        Total liabilities                                             1,003,456
                                                                    -----------

Shareholders' equity:
    Common stock, $.01 par value                                         17,100
    Additional paid in capital                                        5,097,064
    Accumulated deficit                                              (2,310,802)
                                                                    -----------

        Total shareholders' equity                                    2,803,362
                                                                    -----------

             Total liabilities and shareholders' equity             $ 3,806,818
                                                                    ===========


See notes to interim consolidated condensed financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

     For the Nine Months and Three Months Ended September 30, 2000 and 1999

                                                              2000                                        1999
                                               ---------------------------------          -----------------------------------
                                               Nine Months           Three Months          Nine Months           Three Months
                                               -----------            -----------          -----------           ------------
Net sales                                      $ 9,219,143           $ 2,418,087          $ 3,977,004            $ 1,735,483
                                               -----------           -----------          -----------            -----------
Cost and expenses:
    Cost of sales                                4,539,721             1,210,030            1,985,956                883,886
    Operating expenses                           4,505,889             1,378,953            2,200,910              1,048,216
    Depreciation and
       amortization                                439,666               143,736              200,847                110,651
    Interest expense                                28,151                 7,411               10,176                  6,882
                                               -----------           -----------          -----------            -----------
       Total cost and
       expenses                                  9,513,427             2,740,130            4,397,889              2,049,635
                                               -----------           -----------          -----------            -----------

Operating loss                                    (294,284)             (322,043)            (420,885)              (314,152)

Other income (expense):
    Other income                                    87,779                38,166               43,496                 17,895
    Loss on sale of assets                         (50,211)                   --                   --                     --
    Equity in losses of
       unconsolidated
       affiliates                                       --                    --              (74,269)               (81,366)
                                               -----------           -----------          -----------            -----------
Loss before provision
    for income taxes                              (256,716)             (283,877)            (451,658)              (377,623)
Income tax expense
    (benefit)                                           --                    --                   --                     --
                                               -----------           -----------          -----------            -----------

       Net loss                                $  (256,716)          $  (283,877)            (451,658)           $  (377,623)
                                               ===========           ===========          ===========            ===========

Basic net loss per
    common share                               $      (.15)          $      (.17)         $      (.26)           $      (.22)
                                               ===========           ===========          ===========            ===========

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

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                         2000            1999
                                                      ---------       ---------

Cash flows from operating activities:

    Net loss                                          $(256,716)      $(451,658)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Equity in losses of unconsolidated
              affiliates                                     --          74,269
          Depreciation and amortization                 439,666         200,847
          Loss on sale of assets                         50,211              --
          Decrease in inventories                        46,276          17,922
          Decrease in other current assets               71,765         113,870
          Decrease in accounts payable                 (416,795)       (192,996)
          Decrease in accrued expenses                  (63,329)        (39,140)
                                                      ---------       ---------

Net cash used in operating activities                  (128,922)       (276,886)
                                                      ---------       ---------

Cash flows from investing activities:

    Proceeds from sale of assets                        226,735              --
    Purchases of property and equipment                 (96,250)        (56,370)
    Decrease in other assets                              6,672             729
    Return of investment in limited partnership              --         614,000
                                                      ---------       ---------

Net cash provided by investing activities               137,157         558,359
                                                      ---------       ---------

Cash flows from financing activities:
    Purchase of limited partnership interest,
       less cash acquired                                    --        (161,275)
    Proceeds from long-term borrowing                        --          75,000
    Principal payments on long-term debt                (69,338)         (4,513)
    Principal payments on obligations under
       capital leases                                   (69,754)        (25,066)
                                                      ---------       ---------

Net cash used in financing activities                  (139,092)       (115,854)
                                                      ---------       ---------

Net increase (decrease) in cash and cash
    equivalents                                        (130,857)        165,619

Cash and cash equivalents, beginning of period          687,386         439,476
                                                      ---------       ---------

Cash and cash equivalents, end of period              $ 556,529       $ 605,095
                                                      =========       =========

See notes to interim consolidated condensed financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Basis of Presentation

The consolidated condensed financial statements of Sforza Enterprises Inc. and subsidiaries (the Company) as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results for the interim periods ended September 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 2000.

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

     Income Taxes

As of September 30, 2000, the Company has loss carryforwards approximating $1,200,000, which expire through 2015. The tax benefits from the operating loss carryforwards are offset by valuation allowances and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.

     Net Loss per Common Share

Net loss per common share is computed in accordance with Financial Accounting Standards Board Statement 128. Basic earnings per common share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the nine and three months ended September 30, 2000 and 1999, since the exercise prices exceed the average market price. Therefore, diluted earnings per share for the nine months and the three months ended September 30, 2000 and 1999 is not presented.

     Sale of Restaurant

On May 1, 2000, the Company recorded a loss of $50,211 from the sale of the business and assets of its sushi restaurant, Sushi Rok. Total proceeds from the sale of the sushi restaurant, which opened in January 2000, approximated $220,000. The related sushi restaurant lease was assigned to the purchaser; however, the Company is contingently liable for payments due under the lease.

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

General Comments

Sforza Enterprises Inc. and subsidiaries (the Company) operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. The Company also owned Sushi Rock, a sushi restaurant, which opened in January 2000 and was subsequently sold in May 2000 (see below). Both Sforza Ristorante and My Martini are located in downtown West Palm Beach, Florida. In addition, as discussed below, commencing August 6, 1999, the Company also owns and operates three Max's Grille Restaurants, full-service casual fine-dining restaurants, located in separate South Florida locations. A summary of restaurants owned and operated by the Company at September 30, 2000 follows:

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

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the URCI affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminated the management agreements with URCI and required the limited partnerships to pay certain license fees to URCI. The license arrangement can generally be terminated at any time with a 90-day notice given to URCI.

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

Results of Operations

The following table presents, for the periods indicated, the consolidated statements of operations for the Company expressed as percentages of total revenue. The results of operations for the nine and three months ended September

30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000:

                              Three Months Ended September 30,  Nine Months Ended September 30,
                              --------------------------------  -------------------------------
                               2000             1999                2000              1999
                              -----            -----                -----            ------
Net sales                     100.0%           100.0%               100.0%           100.0%
                              -----            -----                -----            -----

Cost and expenses:
    Cost of sales              50.0             50.9                 49.2             49.9
    Operating expenses         57.1             60.4                 48.9             55.3
    Depreciation and
        amortization            5.9              6.4                  4.8              5.1
    Interest expense             .3               .4                   .3               .3
                              -----            -----                -----            -----

        Total cost and

           expenses           113.3            118.1                103.2            110.6
                              -----            -----                -----            -----

Operating loss                (13.3)           (18.1)                (3.2)           (10.6)
Other income                    1.6              1.0                   .9              1.0
Loss on sale of assets           --               --                  (.5)              --
Equity in loss of
    unconsolidated
        affiliates               --             (4.7)                  --             (1.8)
                              -----            -----                -----            -----
Loss before income
        taxes                 (11.7)           (21.8)                (2.8)           (11.4)

Income tax expense
    (benefit)                    --               --                   --               --
                              -----            -----                -----            -----

        Net loss              (11.7)%          (21.8)%               (2.8)%          (11.4)%
                              =====            =====                =====            =====


Net Sales

The Company's net sales consist of the food and beverage sales realized by the restaurants it owns and operates. The Company operated two West Palm Beach, Florida restaurants, Sforza Ristorante and My Martini Grille, during both years presented above, began operating Sushi Rok in January 2000 and sold it in May 2000 (see below), and took over full operations of the three Max's Grille Restaurants on August 6, 1999. Net sales increased from $3,977,004 for the nine months ended September 30, 1999 to $9,219,143 for the nine months ended September 30, 2000, representing an increase of 131.81%. The increase in net sales from 1999 to 2000 was principally due to the consolidation of the three Max's Grille Restaurants (see "General Comments") and the additional sales generated by Sushi Rok during the nine months ended September 30, 2000. The combined net sales for Sforza Ristorante and My Martini Grille decreased by $718,749 for the nine months ended September 30, 2000 from the comparable period in 1999. Management believes that the decrease in net sales of Sforza Ristorante and My Martini Grille is primarily attributable to the increase in competition in the downtown West Palm Beach market. Net sales attributable to the three Max's Grille Restaurants included in the Company's net sales for the nine months ended September 30, 2000 were $5,697,244, while net sales from Sushi Rok were $263,644 for the same period.

Cost of Sales

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $1,985,956 for the nine months ended September 30, 1999 to $4,539,721 for the nine months ended September 30, 2000, a 128.6% increase. This principally results from consolidating the three Max's Grille Restaurants and the additional costs of sales at Sushi Rok during the nine months ended September 30, 2000.

Cost of sales, as a percentage of net sales, was 49.2% for the nine months ended September 30, 2000 and 50.0% for the nine months ended September 30, 1999. The cost of sales percentage for the three Max's Grille Restaurants was 49.2% for the nine months ended September 30, 2000. The combined cost of sales percentage for the West Palm Beach restaurants for the nine months ended September 30, 2000 was 49.2%. Management is continuing its evaluation of the menu offerings and pricing structure for all of its restaurants in order to maximize their sales and profits.

Operating Expenses

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, and administrative expenses. Operating expenses increased by $2,304,979 from $2,200,910 for the nine months ended September 30, 1999 to $4,505,889 for the nine months ended September 30, 2000, an increase of 104.7%. This increase is primarily due to the consolidation of the operating expenses for the three Max's Grille Restaurants and the additional expenses incurred to operate Sushi Rok. Operating expenses totaled 48.9% and 55.3% of net sales for the nine months ended September 30, 2000 and 1999, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $439,666 for the nine months ended September 30, 2000 and $200,847 for the nine months ended September 30, 1999. This principally results from consolidating the three Max's Grille Restaurants during the nine months ended September 30, 2000. Amortization of goodwill associated with the purchase of the Max's Grille Restaurants totaled $64,866 for the nine months ended September 30, 2000.

Equity in Earnings of Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships, which operated or planned to operate Max's Grille Restaurants. Three of the restaurants were operating as of December 31, 1998. During June 1999, the Company received $614,000 in cash in lieu of developing the fourth restaurant upon liquidation of the related limited partnership. On August 5, 1999, the Company acquired the remaining 49% interests in the remaining three limited partnerships in a purchase transaction. The Company's investments were accounted for using the equity method through August 5, 1999 (see "Equity Method of Accounting" above) and are consolidated thereafter.

Other Income

Other income for the nine months ended September 30, 2000 and 1999 principally consists of interest earned.

Loss on Sale of Assets

On May 1, 2000, the Company recorded a loss of $50,211 from the sale of the business and assets of its sushi restaurant. Total proceeds from the sale of Sushi Rok, which opened in January 2000, approximated $220,000. The related sushi restaurant lease was assigned to the purchaser; however, the Company is contingently liable for payments due under the lease.

Income Taxes

The Company reported a net loss for federal income tax purposes for the year ended December 31, 1999 and, at September 30, 2000, has available net operating loss carryforwards approximating $1,200,000 which may be used to reduce future taxable income. The tax benefits from the operating loss carryforwards were offset by valuation allowances at September 30, 2000 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. The benefit of the loss carryforwards will be recognized in the Company's financial statements when management determines that it is more likely than not that such losses will be realized.

Interest Expense

Interest incurred principally relates to capital leases and loans for equipment.

Net Loss

As a result of the above, the Company's net loss attributable to common shareholders was $256,716 and $451,658 for the nine months ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

As of September 30, 2000, two of the Company's operating restaurants are located in West Palm Beach, Florida and the three Max's Grille Restaurants are located in Broward County, Florida. All of the restaurants are subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. Proceeds from the sale of the sushi restaurant on May 1, 2000 (see above) were used to pay related liabilities. The Company uses cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of the five restaurants that it owns and operates as of September 30, 2000 was principally provided by public and private common stock offerings.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Currently there are no legal proceedings the Company is aware, or to which the Company is a party.

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

                       SFORZA ENTERPRISES INC.

                       Date:  November 1, 2000



                       By: /s/ Gerald J. Visconti, Jr.
                           ----------------------------------------
                       Gerald J. Visconti, President


                       By: /s/ Vincent Holland
                           ----------------------------------------
                        Vincent Holland, Chief Financial and Accounting Officer