Form 10KSB
period 2000-12-31
SFORZA ENTERPRISES INC
filed 2001-04-02
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

   120 S. OLIVE AVE, SUITE 501, WEST PALM BEACH, FLORIDA 33401 (561) 366-0027
          (Address and telephone number of principal executive offices)

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

Yes  [X]            No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year totaled $11,990,331.

The aggregate market value of Common Stock held by non-affiliates based upon the closing bid price on March 27, 2001, as reported by the Over the Counter Electronic Bulletin Board(R), was approximately $385,000.

As of March 29, 2001 there were 1,710,000 shares of Sforza Enterprises Inc. Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format:     Yes  [  ]    No  [X]

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW:

Sforza Enterprises Inc., a Florida corporation, does business as SEI Restaurant Group, Inc. (the "Company"). The Company and its subsidiaries operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill that opened in February 1997. Both restaurants are located in downtown West Palm Beach, Florida. In addition, the Company owns and operates three up-scale casual fine-dining restaurants; two located in Ft. Lauderdale, Florida and one in Weston, Florida. During January 2000, the Company opened a sushi restaurant in the same building complex as Sforza Ristorante and My Martini Grille and subsequently sold this restaurant in May 2000. Consequently, as of December 31, 2000, the Company was operating a total of five full service restaurants.

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

On December 30, 1997, the Company acquired 51% limited partnership interests in each of three limited partnerships that were organized to develop and operate Max's Grille Restaurants in separate South Florida locations. The first Max's Grille Restaurant began operations in May 1997, the second opened in June 1998 and the third in October 1998. Subsequently, on August 5, 1999 the Company purchased the remaining 49% interests in each of these three limited partnerships.

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

The Sushi Rok restaurant, which opened in January 2000, a full service, mid-priced casual sushi restaurant located directly next to My Martini Grille, was sold in May 2000.

THE MAX'S GRILLE RESTAURANTS

On December 30, 1997, the Company acquired 51% of the limited partnership interests in the entities that own the Max's Grille Restaurant located at 17 South Atlantic Boulevard in Fort Lauderdale, Florida ("Beach Place"); 300 Southwest First Avenue in Fort Lauderdale, Florida ("Las Olas Riverfront"); and 2210 Weston Road, in Weston, Florida ("Weston"). On August 5, 1999, the Company purchased the remaining interests in each of the three limited partnerships.

Each of the Max's Grille Restaurants replicates the very popular and successful Max's Grille Restaurant in Boca Raton, Florida. Beach Place opened in May 1997. The typical setting for a Max's Grille Restaurant is a high-profile upscale community, where an average food and beverage check of $25 could foster repeat visits by patrons. Young professional and prosperous active "golden agers" - the demographic group that according to the National Restaurant Association spends more money dining out than any other age group - comprise Max's Grille's regular clientele. Las Olas Riverfront opened in June 1998 and Weston opened in October 1998.

The Las Olas Riverfront, a new 270,000 square foot shopping center on the New River, the main water thoroughfare dissecting downtown Fort Lauderdale, is anchored by a 24 screen stadium-seating movie theater and an 80,000 square foot amusement center. The Max's Grille Restaurant located at the Las Olas Riverfront is approximately 6,500 square feet, seating 200 inside and 60 on an outside patio.

In Weston, the Max's Grille Restaurant co-anchors the 200,000 square foot Waterway Shoppes. It is 6,000 square feet, seating 200 inside and 60 on an outside lakefront patio.

Max's Grille in Boca Raton, Florida, which is not owned by the Company but which served as the model for the Max's Grille Restaurants which the Company owns, incorporates casual dining, moderate prices and a cosmopolitan ambiance in a comfortable relaxed atmosphere. Opened in 1991, the 225-seat restaurant has been serving a mix of new American and Continental cuisine with a wide variety of wines and a full-service bar. The decor features a free-standing mahogany bar, high ceilings with star chandeliers and floating window treatments. The restaurant specializes in its fresh, simply prepared cuisine, with an emphasis on the cooking of Florida, California, New Orleans, Europe and the Pacific.

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

COMMITMENT AND CUSTOMER SATISFACTION

The employee-training program, which is required for all Company personnel, underscores the Company's commitment to customer satisfaction. The Company has refined its training program, producing manuals on policies and procedures and an employee handbook. The Company's restaurant employees spend a full week training, from orientation on cultures and standards to classroom lessons to hands-on instruction. Tests are given each day to monitor retention. Food tasting is included. The final step is a three-day mock service for family, friends and vendors. Through the use of comment cards and table visits, Company management receives valuable customer feedback and, through prompt responses, demonstrates a continuing devotion to customer satisfaction.

QUALITY CONTROL

The Company maintains a continuous inspection program for all its food purchases. Each shipment of food is inspected upon receipt for quality and conformance to the Company's specifications. In addition, kitchen staff inspects fresh fish at the time of delivery. The restaurant's employees are educated as to the correct handling and proper physical characteristics of each product.

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

ADVERTISING AND MARKETING

Advertising and marketing expenditures were approximately 2% of sales during 1999 and 2000. The Company sponsored charitable events, participated in cooking competitions (regional and national), advertised in local magazines and newspapers and gave away drinks and meals at tables.

MANAGEMENT INFORMATION

The Company maintains financial and accounting controls for each restaurant through a central management information system. Sales data is collected daily, and managers are provided with daily sales and cash information for their respective restaurants. A point-of-sale accounting and cash management system enables the Company to access each restaurant's sales, inventory, costs and other financial data. The point-of-sale accounting and cash management system enables both restaurant management and Company management to react quickly to changing sales trends, better manage food, beverage and labor costs, minimize theft and improve the quality and efficiency of accounting and audit procedures. Software programs enable the Company to forecast and schedule labor requirements.

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

EMPLOYEES

The Company employs approximately 330 people, of whom 20 are management or administrative personnel and the rest are employed in non-management restaurant positions. The Company on a full-time basis employs approximately 275 of these individuals. All management and administrative personnel are salaried and non-management personnel are on an hourly basis. The Company considers its employee relations to be good. None of the Company employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently occupies approximately 2,200 square feet for its executive offices in West Palm Beach, Florida. The office is around the corner from the My Martini Grille and Sforza Ristorante restaurants. The Company pays $2,200 per month in rent. The three-year lease expires in August 2003.

Sforza Ristorante and My Martini Grille are housed in adjacent storefronts in West Palm Beach. Each restaurant lease provides that the tenant pay rent plus the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. The Company's restaurant leases are as follows: (1) Sforza Ristorante, 10 year term beginning February 1996 for 4,500 square feet at $5,250 per month; (2) My Martini Restaurant, 10 year term beginning January 1997 for 5,500 square feet at $8,938 per month; (3) Max's Beach Grill, 10 year term beginning February 1997 for 6,160 square feet at $21,983 per month; (4) Las Olas Riverfront, 10 year term beginning October 1998 for 6,465 square feet for $20,473 per month; and (5) Max's Weston Grill, 10 year term beginning October 1998 for 6,000 square feet at $12,000 per month. The Company believes that its present leases are adequate for its current operations and any anticipated growth.

ITEM 3.  LEGAL PROCEEDINGS

As of January 1, 2001 the Company was not involved in any litigation however, there was one matter of controversy relating to a claim arising out of its operations in the normal course of business, which is not expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Warrants (the "Units") are traded on the OTC Bulletin Board(R) service under the symbol "SFZAU." The Company's securities trade only as Units.

The range of high and low bid information for the Units for the period beginning November 13, 1997 (the date of the Company's initial public offering) and for each quarterly period during the 1999 and 2000 calendar years are as follows:

                     PERIOD                       HIGH BID              LOW BID
                     ------                       --------              -------

                1/1/99 - 3/31/99                    1.87                   .53
                4/1/99 - 6/30/99                    1.06                  .53
                7/1/99 - 9/30/99                    2.00                  .53
               10/1/99 - 12/31/99                   2.75                  .62

                1/1/00 - 3/31/00                    2.50                  .60
                4/1/00 - 6/30/00                    1.49                  .69
                7/1/00 - 9/30/00                    1.88                  .56
               10/1/00 - 12/31/00                    .87                  .16

These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

As of March 27, 2001 there were approximately 23 stockholders of record. On March 27, 2001, the closing bid price for each Unit was $.4375.

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

General Comments

Sforza Enterprises Inc. and subsidiaries operate Sforza Ristorante, a full-service northern Italian restaurant, which opened in February 1996, and My Martini Grille, a full-service up-scale grill which opened in February 1997. The Company also owned Sushi Rock, a sushi restaurant, which opened in January 2000 and was sold in May 2000 (see below). Both Sforza Ristorante and My Martini are located in downtown West Palm Beach, Florida. In addition, as discussed below, commencing August 6, 1999, the Company also owns and operates three Max's Grille Restaurants, full-service casual fine-dining restaurants, located in separate South Florida locations. A summary of restaurants owned and operated by the Company at December 31, 2000 follows:

        Restaurant Name                                         Location                     Date Opened
        ---------------                                         --------                     -----------
      Sforza Ristorante                         West Palm Beach, Florida                   February 1996
      My Martini Grille                         West Palm Beach, Florida                   February 1997
      Max's Beach Place
             Restaurant                    Ft. Lauderdale Beach, Florida                        May 1997
       Max's Grille Las
        Olas Riverfront                 Downtown Ft. Lauderdale, Florida                       June 1998
             Restaurant
           Max's Grille                    Weston (West Broward County),                    October 1998
             Restaurant                                          Florida

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

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the URCI affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminated the management agreements with URCI and required the limited partnerships to pay certain license fees to URCI. The license arrangements can generally be terminated at any time with a 90-day notice given to URCI.

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

Equity Method of Accounting

The Company owned 51% limited partnership interests in each of three limited partnerships which operate Max's Grille Restaurants at separate locations prior to acquiring the remaining 49% ownership interests on August 5, 1999. Because the Company did not exercise control over the limited partnerships, the Company's investments were accounted for using the equity method of accounting through August 5, 1999. As a result, the revenue and expenses of these restaurants were not incorporated into the Company's consolidated revenue and expenses for periods prior to August 6, 1999. Instead, 51% of the profit or losses from the limited partnerships was recognized in results of operations as "equity in losses of unconsolidated affiliates".

The Company purchased the remaining 49% interests in the limited partnerships on August 5, 1999 and therefore consolidates the three limited partnerships in its financial statements in periods subsequent to August 5, 1999 (see "General Comments" above).


Results of Operations

The following table presents, for the periods indicated, the consolidated statements of operations for the Company expressed as percentages of net sales:

                                                                    Year Ended December 31,
                                                               ------------------------------
                                                                2000                    1999
                                                              -------                 -------

Net sales                                                      100.0%                  100.0%
                                                               -----                   -----

Cost and expenses:
    Cost of sales                                               49.2                    50.8
    Operating expenses                                          51.1                    51.1
    Depreciation and amortization                                4.8                     4.9
    Pre-opening costs                                             --                     1.4
    Interest expense                                              .3                      .3
                                                               -----                   -----

        Total cost and expenses                                105.4                   108.5
                                                               -----                   -----

Operating loss                                                  (5.3)                   (8.5)
Other income                                                      .8                      .9
Loss on sale of restaurant                                       (.9)                     --
Equity in losses of unconsolidated affiliates                     --                    (1.0)
                                                               -----                   -----

Loss before income taxes                                        (5.4)                   (8.6)

Income taxes                                                      --                      --
                                                               -----                   -----

        Net loss                                                (5.4)%                  (8.6)%
                                                               =====                  ======

Net Sales

The Company's net sales consist of the food and beverage sales realized by the restaurants it owns and operates. The Company operated two West Palm Beach, Florida restaurants, Sforza Ristorante and My Martini Grille, during both years presented above, began operating Sushi Rok in January 2000 and sold it in May 2000 (see below), and took over full operations of the three Max's Grille Restaurants on August 6, 1999. Net sales increased from $6,936,195 for the year ended December 31, 1999 to $11,990,331 for the year ended December 31, 2000, representing an increase of 72.9%. The increase in net sales from 1999 to 2000 was principally due to the consolidation of the three Max's Grille Restaurants (see "General Comments") and the additional sales generated by Sushi Rok during the year ended December 31, 2000. The combined net sales for Sforza Ristorante and My Martini Grille decreased by $943,574 for the year ended December 31, 2000 from the comparable period in 1999. Management believes that the decrease in net sales of Sforza Ristorante and My Martini Grille is primarily attributable to the increase in competition in the downtown West Palm Beach market. Net sales attributable to the three Max's Grille Restaurants included in the Company's net sales for the year ended December 31, 2000 were $8,951,190, while net sales for the period August 6, 1999 through December 31, 1999 were $3,217,324. Net sales for Sushi Rok, while owned by the Company, were $263,644 during 2000.


Cost of Sales

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales increased from $3,520,778 for the year ended December 31, 1999 to $5,901,212 for the year ended December 31, 2000, a 67.6% increase. This principally results from consolidating the three Max's Grille Restaurants and the additional costs of sales at Sushi Rok during 2000.

Cost of sales, as a percentage of net sales, was 49.2% for the year ended December 31, 2000 and 50.8% for the year ended December 31, 1999. The cost of sales percentage for the three Max's Grille Restaurants was 49.7% for the year ended December 31, 2000 and 50.0% for the period August 6, 1999 to December 31, 1999. The combined cost of sales percentage for the West Palm Beach restaurants for the year ended December 31, 2000 and 1999 was 47.9% and 51.3%, respectively. Management is continuing its evaluation of the menu offerings and pricing structure for all of its restaurants in order to maximize their sales and profits.


Operating Expenses

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, and administrative expenses. Operating expenses increased by $2,576,756 from $3,544,543 for the year ended December 31, 1999 to $6,121,299 for the year ended December 31, 2000, an increase of 72.7%. This increase is primarily due to the consolidation of the operating expenses for the three Max's Grille Restaurants and the additional expenses incurred to operate Sushi Rok. Operating expenses totaled 51.1% of net sales for each of the years ended December 31, 2000 and 1999.

Depreciation and Amortization

Depreciation and amortization totaled $574,931 for the year ended December 31, 2000 and $339,586 for the year ended December 31, 1999. This principally results from consolidating the three Max's Grille Restaurants for the full year ended December 31, 2000. Amortization of goodwill (included in depreciation and amortization) associated with the purchase of the Max's Grille Restaurants totaled $111,880 for the year ended December 31, 2000 and $43,133 for the year ended December 31, 1999.


Pre-opening Costs

Pre-opening costs represent costs incurred during the development of new restaurant locations. Such costs are expensed as incurred. Pre-opening costs for the year ended December 31, 1999 primarily represent expenses for the development of the sushi restaurant.


Equity in Losses of Unconsolidated Affiliates

On December 30, 1997, the Company acquired 51% equity interests in each of four limited partnerships, which operated or planned to operate Max's Grille Restaurants. Three of the restaurants were operating as of January 1, 1999. During June 1999, the Company received $614,000 in cash in lieu of developing the fourth restaurant upon liquidation of the related limited partnership. On August 5, 1999, the Company acquired the remaining 49% interests in the remaining three limited partnerships in a purchase transaction. The Company's investments were accounted for using the equity method through August 5, 1999 (see "Equity Method of Accounting" above) and are consolidated thereafter.

Other Income

Other income for the years ended December 31, 2000 and 1999 principally consists of interest earned.


Loss on Sale of Restaurant

On May 1, 2000, the Company recorded a loss of $105,301 from the sale of the business and assets of its sushi restaurant. Total proceeds from the sale of Sushi Rok, which opened in January 2000, approximated $220,000. The related sushi restaurant lease was assigned to the purchaser; however, the Company is contingently liable for payments due under the lease.

Income Taxes

The Company reported a net loss for federal income tax purposes for the years ended December 31, 2000 and 1999 and, has available net operating loss carryforwards approximating $1,700,000 at December 31, 2000 which may be used to reduce future taxable income. The tax benefits from the operating loss carryforwards were offset by valuation allowances at December 31, 2000 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated balance sheet. The benefit of the loss carryforwards will be recognized in the Company's financial statements when management determines that it is more likely than not that such losses will be realized.


Interest Expense

Interest incurred principally relates to capital leases and interest on an equipment loan.


Net Loss

As a result of the above, the Company's net loss attributable to common shareholders was $648,900 and $596,343 for the years ended December 31, 2000 and 1999, respectively.


Liquidity and Capital Resources

As of December 31, 2000, two of the Company's operating restaurants are located in West Palm Beach, Florida and the three Max's Grille Restaurants are located in Broward County, Florida. All of the restaurants are subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. Proceeds from the sale of the sushi restaurant on May 1, 2000 (see above) were used to pay related liabilities. The Company uses cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of the five restaurants that it owns and operates as of December 31, 2000 was principally provided by public and private common stock offerings.

The Company does not have an existing arrangement for a credit facility with a financial institution for short-term financing. Management believes that cash flow generated from operations, together with its remaining cash reserves will be adequate and sufficient to meet the Company's working capital requirements and anticipated capital expenditures through 2001.


ITEM 7. FINANCIAL STATEMENTS

See Index to Consolidated Financial Statements in F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's directors and officers, as of March 27, 2001 are as follows:

                  NAME                              AGE                      TITLE
                  ----                              ---                      -----

Anthony Visone........................                40             President, Chief Executive Officer
                                                                     Secretary and Director

Joseph Visconti ......................                36             Director

Vincent Holland.......................                69             Chief Financial Officer, Treasurer and
                                                                     Director

Dale J. Brisson.......................                40             Director

Anthony Visone has over 15 years business experience and is well known for his expertise in operations and cost management. Mr. Visone is a Harvard graduate. He founded, built and eventually sold a nationwide auto sales and lending business which earned accolades for its efficiency and technological cost savings. Mr. Visone took over as President on January 4, 2001.

Joseph Visconti is an original founder of the Company. Mr. Visconti served as a Director prior to July 1997 and has recently rejoined the Board. Mr. Visconti has over a decade of experience in business and management and has founded, owned and operated a full service nationwide brokerage firm with over 200 employees. Mr. Visconti is also a real estate owner in downtown West Palm Beach.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2000. Each of the officers and directors have represented that they will file the required forms promptly.

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

- ----------------------------------------------------------------------------------------------------------------
                                                                     Annual Compensation
                                                                                                Securities
            Name and                                                   Other Annual             Underlying
       Principal Position           Year    Salary ($)   Bonus ($)   Compensation ($)       Options Granted (#)
- -------------------------------------------------------------------------------------------------------------------

Gerald J. Visconti, Jr.             2000      184,163       0                0
President, Director, C.E.O.         1999      144,000       0                0                  50,000 (3)
(1)


Vincent Holland                     2000       18,213       0                0
C.F.O., Director                    1999       11,027      ---              ---                  7,000
                                    1998          ---      ---              ---                    ---


Dale J. Brisson (2)                 2000        9,230       0                0                     ---
Director                            1999        9,230       0                0                     ---
                                    1998                    0             12,260                   ---
- -------------------------------------------------------------------------------------------------------------------

- ---------
(1) Mr. Visconti became president and Chief Executive Office of the Company on November 1, 1998 and resigned January 2001.
(2) Mr. Brisson was an employee of the Company from July 1996 to December 30, 1997. The compensation set forth for 1998 was paid pursuant to a consulting agreement.
(3) Mr. Visconti's options were originally issued at exercise prices ranging from $2.50 to $4.44 per share. On May 10, 1999, all of such options were repriced to be exercisable at $.87 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects shares of Common Stock beneficially owned(1) (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of February 28, 2001 by (i) each person known to the Company as having beneficial ownership of more than 5% of the Common Stock; (ii) each director of the Company; (iii) each officer of the Company; and (iv) all directors and officers of the Company as a group.

Name and Address of Beneficial Owner                    Shares Beneficially Owned (1)             Percent of Class
- ------------------------------------                    -----------------------------             ----------------
Dale J. Brisson (3)                                                   231,250                          13.52%
2815 Hampton Court E.
Delray Beach, Florida  33445

Gerald J. Visconti, Jr.(2)                                            144,573                           8.45%
3500 North Flagler Drive
West Palm Beach, Florida  33401

Vincent Holland (3)                                                     ---                              ---
1701 Marina Isle Way, Suite 301
Jupiter, Florida  33477

 Joseph Visconti                                                      454,250                          26.56%
120 S. Olive Avenue, Suite 502
West Palm Beach, Florida  33401

All directors and officers as a group  (3 persons)                    830,073                          48.53%

- ---------

(1) Unless otherwise indicated, each person has sole voting and investment rights with respect to the shares specified opposite his name.
(2) An officer and a director as of December 31, 2000. Includes 89,573 shares of common stock and options to purchase 55,000 shares of common stock that currently are exercisable. (3) A director.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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

The Partnerships have operated the Restaurants under the Max's Grille or Max's Beach Place name pursuant to licensing agreements with URCI. The Restaurants have been operated for the Partnerships by URCI under a management agreement. As part of the purchase transaction, the Partnerships and URCI agreed to terminate URCI's management agreements, and the Restaurants began operating directly by wholly owned subsidiaries of the Company as the general partners of the Partnerships.

In addition, the Partnerships entered into Amended and Restated License Agreements with URCI under which URCI is to consult with Partnerships, furnish new menu items and procedures and train the chef of the Restaurants with respect to new menu items. The Partnerships pay URCI licensing fees based upon percentages of gross sales (as defined in the agreement). The license agreements may be terminated by the Partnership at any time upon 90 days notice.

Premises Leases. The Company leases the spaces for its two restaurants from Clematis Development Group, L.C., a Florida limited liability company partially owned by Joseph Visconti, a director. Castle Room Inc.'s lease expires in December 2005 and calls for an annual rent of $51,500 in the first year, gradually rising to $94,125 in 2005. Clematis Bistro Corporation's lease expires in January 2006 and calls for annual rent of $96,250 in the first year, gradually rising to $145,750 in the final year. Sushi Enterprises, Inc. leased adjacent space from Clematis. This lease was assumed by the purchaser of the sushi restaurant, however, the Company is contingently liable for amounts due under the lease which expires in January 2006 and calls for annual rent of $20,000 in the first year, gradually rising to $46,875 in the final year. Each lease is "triple net," meaning that the tenant pays for insurance, taxes and maintenance.

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

10.13 Standard Lease dated August 2000 1998 by and between the Company and Guaranty Building Limited Partnership, for the Company's executive offices.

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

21*      Subsidiaries of the Registrant

- ----------------
*        Filed herewith.

(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  SFORZA ENTERPRISES INC.
                                  (Registrant)

Dated:   March 30, 2001           By:  /s/ Anthony Visone.
                                       ---------------------------------------
                                       Anthony Visone, President,
                                       Chief Executive Officer and Director

In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date
- ---------                                         -----                                  ----
/s/ Anthony Visone.                               President, CEO, Director               March 30, 2001
- -------------------------------------------
Anthony Visone


/s/ Vincent Holland                               Chief Financial Officer                March 30, 2001
- -------------------------------------------       and Director
Vincent Holland


/s/ Dale J. Brisson                               Director                               March 30, 2001
- -------------------------------------------
Dale J. Brisson

ITEM 7.  FINANCIAL STATEMENTS


                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES




                   Index to Consolidated Financial Statements



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


Notes to consolidated financial statements                       F-7 - F-17

                        Report of Independent Accountants

Board of Directors and Shareholders
Sforza Enterprises Inc.

We have audited the accompanying consolidated balance sheet of Sforza Enterprises Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sforza Enterprises Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/S/ Templeton & Company, P.A.

Royal Palm Beach, Florida
March 8, 2001

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                     ASSETS

Current assets:
    Cash and cash equivalents                                       $   500,986
    Inventories                                                         176,392
    Other current assets                                                 38,770
                                                                    -----------

          Total current assets                                          716,148

Property and equipment, net                                           1,998,487
Unamortized goodwill                                                    738,024
Other assets                                                             65,080
                                                                    -----------

              Total assets                                          $ 3,517,739
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   306,857
    Accrued expenses                                                    237,720
    Current portion of obligations
       under capital leases                                              91,863
                                                                    -----------

          Total current liabilities                                     636,440

Obligations under capital leases, net                                   108,511
Deferred rent                                                           361,610
                                                                    -----------

          Total liabilities                                           1,106,561
                                                                    -----------

Commitments and contingencies (Notes 5 and 11)

Shareholders' equity:
    Common stock, $.01 par value;
       20,000,000 shares authorized;
       1,710,000 issued and outstanding                                  17,100
    Additional paid-in capital                                        5,097,064
    Accumulated deficit                                              (2,702,986)
                                                                    -----------

          Total shareholders' equity                                  2,411,178
                                                                    -----------

              Total liabilities and
                 shareholders' equity                               $ 3,517,739
                                                                    ===========

See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999


                                                      2000             1999
                                                 ------------      ------------

Net sales                                        $ 11,990,331      $  6,936,195
                                                 ------------      ------------

Cost and expenses:
    Cost of sales                                   5,901,212         3,520,778
    Operating expenses                              6,121,299         3,544,543
    Depreciation and amortization                     574,931           339,586
    Pre-opening costs                                      --            97,240
    Interest expense                                   35,635            20,970
                                                 ------------      ------------

       Total cost and expenses                     12,633,077         7,523,117
                                                 ------------      ------------

Operating loss                                       (642,746)         (586,922)

Other income (expense):
    Other income                                       99,147            64,848
    Equity in losses of unconsolidated
       affiliates                                          --           (74,269)
    Loss on sale of restaurant                       (105,301)               --
                                                 ------------      ------------

Loss before income taxes                             (648,900)         (596,343)

Income taxes                                               --                --
                                                 ------------      ------------

          Net loss                               $   (648,900)     $   (596,343)
                                                 ============      ============

Basic net loss per common share                  $       (.38)     $       (.35)
                                                 ============      ============

Weighted average common shares
    outstanding                                     1,710,000         1,710,000
                                                 ============      ============

See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999



                                                 Common Stock                       Additional
                                            --------------------                      Paid-in             Accumulated
                                         No. Shares             Amount                Capital                Deficit
                                        -----------           -----------           -----------           -----------
Balance, January 31,
  1999                                    1,710,000           $    17,100           $ 5,097,064           $(1,457,743)

Net loss for the year
    ended December 31,
  1999                                           --                    --                    --              (596,343)
                                        -----------           -----------           -----------           -----------

Balance, December 31,
  1999                                    1,710,000                17,100             5,097,064            (2,054,086)

Net loss for the year
    ended December 31,
  2000                                           --                    --                    --              (648,900)
                                        -----------           -----------           -----------           -----------

Balance, December 31,
  2000                                    1,710,000           $    17,100           $ 5,097,064           $(2,702,986)
                                        ===========           ===========           ===========           ===========


See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999


                                                          2000          1999
                                                        ---------     ---------

Cash flows from operating activities:
    Net loss                                            $(648,900)    $(596,343)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
          Equity in losses of unconsolidated
              affiliates                                       --        74,269
          Depreciation and amortization                   574,931       339,586
          Loss on sale of restaurant                      105,301            --
          Changes in operating assets and
              liabilities:
              Inventories                                  32,423       (60,642)
              Other current assets                        204,286         2,988
              Accounts payable                           (441,283)      104,935
              Accrued expenses and deferred rent           50,779        50,507
                                                        ---------     ---------

Net cash used in operating activities                    (122,463)      (84,700)
                                                        ---------     ---------

Cash flows from investing activities:
    Proceeds from sale of restaurant                      226,735            --
    Purchases of property and equipment                  (143,080)     (114,803)
    (Increase) decrease in other assets, net               16,380       (28,549)
    Return of investment in limited partnership                --       614,000
    Purchase of limited partnership
       interests, less cash received                           --      (161,275)
                                                        ---------     ---------

Net cash provided by investing activities                 100,035       309,373
                                                        ---------     ---------

Cash flows from financing activities:
    Principal payments on long-term debt                  (69,754)       (7,688)
    Principal payments on obligations under
       capital leases                                     (94,218)      (44,075)
    Proceeds from long-term borrowings                         --        75,000
                                                        ---------     ---------

Net cash provided by (used in)
    financing activities                                 (163,972)       23,237
                                                        ---------     ---------

Net increase (decrease) in cash and
    cash equivalents                                     (186,400)      247,910

Cash and cash equivalents, beginning
    of year                                               687,386       439,476
                                                        ---------     ---------

Cash and cash equivalents, end of
    year                                                $ 500,986     $ 687,386
                                                        =========     =========

See accompanying notes.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Description of Business

Sforza Enterprises Inc. (SEI) and subsidiaries (the Company) operates Sforza Ristorante, a full-service Northern Italian restaurant, and My Martini Grille, a full-service, up-scale grill. Both restaurants are located in downtown West Palm Beach, Florida. As discussed in Note 3, commencing August 6, 1999, the Company also operates three Max's Grille Restaurants, full-service, casual fine-dining restaurants, in separate South Florida locations. The Company also owned Sushi Rok, an upscale sushi restaurant, which opened in January 2000 and was sold in May 2000 (see Note 11).

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

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies, Continued

      Pre-opening Costs
      -----------------

      Pre-opening costs, including training costs and other direct costs related to new restaurant openings, are expensed as incurred.

      Long-Lived Assets
      -----------------

      The Company reviews long-lived assets and certain identifiable intangibles for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      Earnings (Net Loss) per Common Share
      ------------------------------------

      Earnings (net loss) per common share is computed in accordance with Statement of Financial Accounting Standards Board Number 128 (FAS 128). Basic earnings (net loss) per common share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period.

      Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The effect of potentially dilutive securities outstanding during 2000 and 1999 is anti-dilutive, therefore, diluted earnings per share are not presented for such years. Securities that could potentially dilute basic earnings per share in future periods include outstanding options to purchase 65,000 shares at $11.63 per share, options to purchase 4,000 shares at $1.00 per share, options to purchase 50,000 shares at $.875 per share, options to purchase 20,000 shares at $2.50 per share, options to purchase 39,000 shares at $.53 per share, options to purchase 10,000 shares at $1.375 per share, options to purchase 8,600 shares at $1.75 per share, options to purchase 9,000 shares at $1.93 per share, options to purchase 14,000 shares at $1.75 per share, and warrants to purchase 650,000 shares at $9.50 per share.

      Stock-Based Compensation
      ------------------------

      The Company has elected to follow Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under Statement of Financial Accounting Standards Board Number 123, Accounting for Stock-Based Compensation
      (FAS 123).

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

On August 5, 1999, the Company purchased from an affiliate of URCI the remaining 49% interests in each of the three remaining limited partnerships for an aggregate purchase price of $160,000. In addition, the URCI affiliate was granted options to purchase up to 20,000 shares of the Company's common stock at $2.50 per share. The agreement also terminated the management agreements with URCI and required the limited partnerships to pay certain license fees to URCI. The licensing arrangement can generally be terminated at any time with a 90-day notice given to URCI. Total fees charged during 2000 and 1999 under the licensing agreement of $90,000 and $43,819, respectively, are included in operating expenses.

The Company consolidates the three remaining limited partnerships in its financial statements for periods subsequent to August 5, 1999. The excess of the Company's aggregate investment in the three limited partnerships plus the incremental purchase price for the 49% interests, including transaction costs, over the book value of the net assets acquired was recorded as goodwill and is being amortized over eight years. Such amortization amounted to $111,880 in 2000 and $45,137 in 1999. The acquisition was recorded as follows:

       Assets acquired:
          Current assets                                       $  191,673
          Property and equipment                                1,840,393
          Other assets, including goodwill
              of $895,040                                         922,021
       Liabilities assumed:
          Current liabilities                                    (759,404)
          Long-term obligations                                  (172,092)
       Balance of equity method investment
          applied to purchase                                  (1,861,316)
                                                               ----------

       Net purchase price and transaction costs,
          less cash acquired                                   $  161,275
                                                               ==========

Combined results of operations for the three limited partnerships for the period January 1, 1999 to August 5, 1999 are presented as follows:

           Net sales                                          $ 5,366,925
           Cost and expenses                                    5,485,950
                                                              -----------

           Loss from operations                                 (119,025)
           Other income                                             5,101
                                                              -----------

           Net loss                                           $  (113,924)
                                                              ===========

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 3 - Investments in Unconsolidated Affiliates, Continued
Equity in losses of unconsolidated affiliates for 1999 includes the Company's 51% pro rata share in the limited partnerships' combined net loss through August 5, 1999 plus amortization of the excess of the Company's initial investment over the limited partnerships' combined book value at the acquisition date of $18,325 for the period January 1, 1999 to August 5, 1999.

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2000:

       Leasehold improvements                                     $ 1,067,646
       Equipment leased under capital
          leases                                                      273,415
       Furniture, fixtures, and equipment                           1,676,939
                                                                  -----------

                                                                    3,018,000
       Less accumulated depreciation and
          amortization                                             (1,019,513)
                                                                  -----------

                                                                  $ 1,998,487
                                                                  ===========

Depreciation and amortization of property and equipment for the years ended December 31, 2000 and 1999 amounted to $462,330 and $294,449, respectively.

Note 5 - Description of Leasing Arrangements

The Company is obligated under various long-term operating lease agreements for its restaurant facilities, including two leases with an entity partially owned by certain shareholders (see also Note 11). The leases specify monthly payments over their terms and require the Company to pay its proportionate share of common area maintenance and real estate taxes. The leases generally provide for annually increasing rentals at fixed amounts over their terms. Certain leases also require the payment of additional rent equal to percentage of the related restaurant's sales over specified levels. Certain of the Company's shareholders have personally guaranteed an amount aggregating $125,000 in lieu of cash security deposits in connection with these related entity leases.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 5 - Description of Leasing Arrangements, Continued

Development allowances for leasehold improvements provided by lessors in connection with certain leases were recorded as reductions of the related asset amount. The Company records rent expense on a straight-line rental basis for financial reporting purposes. Rental expense in excess of the amounts payable under the leases is reflected as deferred rent in the accompanying consolidated balance sheet.

The Company also leases certain equipment from unrelated parties under capital leases. The consolidated balance sheet at December 31, 2000 includes the following regarding equipment leased under capital leases:

    Equipment leased under capital leases                     $ 273,415
    Accumulated amortization                                   (142,838)
                                                              ---------

                                                              $ 130,577
                                                              =========

Minimum future annual payments due for leases in effect at December 31, 2000 follow:

                                     Equipment
       Year Ending                 Under Capital           Operating
       December 31,                    Leases               Leases
      ------------              ------------------     ------------------

          2001                     $  113,327            $  950,509
          2002                         54,281               974,109
          2003                         32,836               971,463
          2004                         39,182               970,738
          2005                             --               999,909
          Thereafter                       --             1,908,986
                                   ----------            ----------

    Total minimum rentals             239,626            $6,775,714
                                      (39,252)           ==========
    Less interest portion          ----------
    Present value of net
       minimum rentals            $   200,374
                                  ===========

Total rent expense under operating leases for the years ended December 31, 2000 and 1999 amounted to $942,795 and $551,486, respectively, including $217,269 in 2000 and $250,128 in 1999 in connection with the related entity leases. There were no contingent rents recorded in 2000 or 1999.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 6 - Related Party Transactions

Underwriter Compensation
- ------------------------

Joseph Charles & Associates, Inc. (JCA) was the lead underwriter in connection with the Company's initial public offering of common stock. Two of JCA's shareholders are also shareholders in SEI. Operating expenses include charges for consulting services from JCA of $25,000 in 1999.

Note 7 - Income Taxes

The Company recognized no current or deferred federal or state income taxes in its consolidated financial statements for the years 2000 and 1999. At December 31, 2000, the Company has net operating loss carryforwards approximating $1,700,000 for federal income tax purposes, expiring through 2118, which may be carried forward to offset future taxable income. General tax credit carryforwards which total approximately $261,000 and expire through 2118 are also available at December 31, 2000.

Reconciliations of the effective income tax rate with the U.S. statutory income tax rate for the years ended December 31, 2000 and 1999 are presented as follows:
                                                       2000             1999
                                                   -----------      -----------

      U.S. statutory rate                             (34.0)%           (34.0)%
      Tax credits                                     (11.3)            (12.7)
      Valuation allowance on net deferred tax
          assets                                       45.0              51.9
      Other, net                                         .3              (5.2)
                                                      -----             -----

      Effective income tax rate                          --%               -- %
                                                      =====             =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax carryforwards. Deferred tax liabilities are recognized for temporary differences that will result in future taxable amounts. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. Management has provided valuation allowances for financial reporting purposes to offset its net deferred tax asset. The valuation allowance increased by $320,588 in 2000 and $342,225 in 1999.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 7 - Income Taxes, Continued

The following is a summary of the significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2000:

    Gross deferred tax assets:
       Accrued expenses not deducted                                $  135,966
       Operating loss carryforwards                                    660,490
       Tax credit carryforwards                                        261,414
       Pre-opening expenses deferred for tax
          purposes                                                     118,658
                                                                    ----------

          Total deferred tax assets                                  1,176,528
                                                                    ----------

    Gross deferred tax liabilities:
       Property and equipment differences                               26,568
       Goodwill differences                                             70,922
                                                                    ----------

          Total deferred tax liabilities                                97,490
                                                                    ----------

    Net deferred tax asset                                           1,079,038
    Less: valuation allowance                                       (1,079,038)
                                                                    ----------

              Net deferred tax asset recognized                     $       --
                                                                    ==========

Note 8 - Stock Options and Warrants

Stock-Based Compensation
- ------------------------

On June 1, 1997, the Company adopted the equity incentive plan (the Plan) which provides for the granting of options to key employees and consultants to purchase up to a total of 142,500 shares of the Company's common stock. The options generally vest from one to three years from the grant date, have an exercise price equal to the fair market value of the stock on the date of the grant, and expire ten years from the grant date. During 1999, the Company granted options to purchase 111,350 shares and options to purchase 20,000 shares were surrendered. No compensation expense was recorded in connection with the granting of these options.

During February 1999, the Company granted non-qualified options to an employee to purchase 30,000 shares at $.875 per share, of which 15,000 became exercisable in November 1999 and 15,000 become exercisable in November 2000. During August 1999, the Company granted non-qualified options to a consultant to purchase 14,000 shares at $1.75 per share, which became exercisable in August 2000. No compensation expense was recorded in connection with the granting of these options.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 8 - Stock Options and Warrants, Continued

Stock-Based Compensation, continued
- -----------------------------------

The changes in the outstanding compensatory stock options for the year ended December 31, 2000 follow:

                                              Shares Under      Weighted Average
                                                 Option          Exercise Price
                                              ------------      ----------------
    Outstanding, January 1, 1999 -                  $  --
    Granted during 1999                           155,350            $   --
    Surrendered during 1999                        20,750            $ 1.11
                                                  -------
    Outstanding, December 31, 1999                134,600            $ 1.03
    Granted during 2000                                --            $   --
    Surrendered during 2000                            --            $   --
                                                  -------

    Outstanding, December 31,
       2000                                       134,600             $1.03
                                                  =======

Options outstanding and exercisable at December 31, 2000 are summarized as follows:

                                              Outstanding        Exercisable
                                               ----------        ------------

    Number                                       134,600            100,100
    Range of exercise prices per share        $.53-$1.93         $.53-$1.93
    Weighted average remaining
       contractual life in years                     8.5

As provided by FAS 123, the Company has elected to continue to account for stock-based compensation arrangements under APB 25. FAS 123 requires companies that select this alternative to disclose the pro forma effect on net income and earnings per share of fair value based accounting for stock-based compensation arrangements. The fair value for options granted by the Company was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 2000: risk free interest 6.0%; dividend yields of 0%; expected stock price volatility of 75.0% and a weighted average expected life of 3.36 years. The weighted average estimated fair value of the options is $.54 per option. For purposes of pro forma disclosure, the estimated fair value of the options at the date of the grant is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and net loss per common share for the years ended December 31, 2000 and 1999 would have been as follows:
                                                        2000            1999
                                                       ------          ------

    Pro forma net loss                              $ (672,731)      $ (631,202)
                                                    ==========       ==========

       Pro forma net loss per
          common share                             $      (.39)     $     (.37)
                                                   ===========      ==========

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 8 - Stock Options and Warrants, Continued

Other Common Stock Options and Warrants
- ---------------------------------------

In connection with the purchase of the Max's Grille Restaurants (see Note 3), the Company granted options to purchase up to 20,000 shares at $2.50 per share to an affiliate of URCI. These options expire in August 2002.

As of December 31, 2000, warrants to purchase 650,000 shares of the Company's common stock are outstanding in connection with the initial public offering. The warrants are exercisable at $9.50 per share at any time through November 2002.

In connection with the initial public offering, the Company sold to JCA an option to purchase 65,000 shares at $11.63 for nominal consideration which is exercisable through 2002.

Note 9 - Legal Proceedings

From time to time the Company is subject to legal proceedings which arise in the ordinary course of the Company's business. Although there can be no assurance as to the ultimate disposition of these matters, the Company's management believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


Note 10 - Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the years ended December 31, 2000 and 1999 follows:

                                                          2000           1999
                                                         ------         ------
    Non-cash investing and financing activities:
          Equipment recorded under capital
              leases                                   $  69,426      $  55,580
                                                       =========      =========
    Cash payments for:
       Interest                                        $  35,635      $  20,970
                                                       =========      =========

       Income taxes                                    $       -      $       -
                                                       =========      =========


Note 11 - Sale of Restaurant

On May 1, 2000, the Company recorded a loss of $105,301 from the sale of the business and assets of its sushi restaurant. Total proceeds from the sale of Sushi Rok, which opened in January 2000,

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

Note 11 - Sale of Restaurant, Continued

approximated $220,000. The related sushi restaurant lease obligation to an entity partially owned by certain shareholders (see Note 5) was assigned to the purchaser; however, the Company remains contingently liable for payments due under the lease. Future minimum payments due under this lease in years subsequent to December 31, 2000 follow:

                    December 31,                             Amount
                    ------------                         ----------------

                        2001                               $  34,375
                        2002                                  36,875
                        2003                                  39,375
                        2004                                  41,875
                        2005                                  44,375
                        Thereafter                            46,875
                                                           ---------

                                                           $ 243,750
                                                           =========

The Company is entitled to take over the premises and restaurant operation in the event the lessee does not perform on its lease obligation. Management believes that the Company will not incur any losses with respect to this lease.