Form 10QSB
period 2001-03-31
SFORZA ENTERPRISES INC
filed 2001-05-10
CIK 1042988

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                         COMMISSION FILE NUMBER 0-23251

--------------------------------------------------------------------------------

                             SFORZA ENTERPRISES INC.
              (Exact name of small business issuer as specified in
                  its charter) doing business as SEI Restaurant
                                   Group, Inc.


                    FLORIDA                              65-0705377
       (State or other jurisdiction            (IRS Employer Identification No.)
       of incorporation or organization)

       120 SOUTH OLIVE AVENUE, SUITE 501                   33401
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

     Yes __X__    No _____

As of March 31, 2001, 1,710,000 shares of the issuer's Common Stock, $.01 par value, were outstanding.

                             SFORZA ENTERPRISES INC.
                                      INDEX




PART I. FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited):

              Consolidated Condensed Balance Sheet--March 31, 200 1       1

              Consolidated Condensed Statements of Income for the
                Three Months Ended March 31, 2001 and 2000                2

              Consolidated Condensed Statements of Cash Flows for
                the Three Months Ended March 31, 2001 and 2000            3

              Notes to Interim Consolidated Condensed Financial
                Statements                                                4

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operation                      5 - 9



PART II. OTHER INFORMATION

  Item 1.      Legal Proceedings                                         10

  Item 6.      Exhibits and Reports on Form 8-K                          10

  Signatures                                                             10

ITEM 1. FINANCIAL STATEMENTS

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)


     ASSETS

Current assets:
    Cash and cash equivalents                                     $   648,326
    Inventories                                                       201,436
    Other current assets                                               87,394
                                                                  -----------

        Total current assets                                          937,156

Property and equipment, net                                         1,910,139
Other assets, net                                                     763,658
                                                                  -----------

             Total assets                                         $ 3,610,953
                                                                  ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $   331,428
    Accrued expenses                                                  647,293
    Current portion of obligations under capital leases                96,795
                                                                  -----------

        Total current liabilities                                   1,075,516

Obligations under capital leases, net of current portion               82,106
                                                                  -----------

        Total liabilities                                           1,157,622
                                                                  -----------

Shareholders' equity:
    Common stock, $.01 par value                                       17,100
    Additional paid in capital                                      5,097,064
    Retained earnings (deficit)                                    (2,660,833)
                                                                  -----------

        Total shareholders' equity                                  2,453,331
                                                                  -----------

             Total liabilities and shareholders' equity           $ 3,610,953
                                                                  ===========


       See notes to interim consolidated condensed financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                     2001                  2000
                                                                                  -----------           -----------
Net sales                                                                         $ 3,202,710           $ 3,748,476
                                                                                  -----------           -----------

Cost and expenses:
    Cost of sales                                                                   1,564,288             1,801,447
    Operating expenses                                                              1,467,875             1,609,822
    Depreciation, amortization, and impairment
       loss                                                                           138,645               173,426
    Interest expense                                                                    6,331                10,721
                                                                                  -----------           -----------

       Total cost and expenses                                                      3,177,139             3,595,416
                                                                                  -----------           -----------

Operating income                                                                       25,571               153,060

Other income                                                                           16,582                26,695
                                                                                  -----------           -----------

Income before provision for income taxes                                               42,153               179,755
Income taxes                                                                               --                    --
                                                                                  -----------           -----------

       Net income                                                                 $    42,153           $   179,755
                                                                                  ===========           ===========

Basic net income per common share                                                 $       .02           $       .11
                                                                                  ===========           ===========

Diluted net income per common share                                               $       .02           $       .11
                                                                                  ===========           ===========

Weighted average common shares outstanding:
    Basic                                                                           1,710,000             1,710,000
                                                                                  ===========           ===========
    Diluted                                                                         1,710,000             1,710,000
                                                                                  ===========           ===========

       See notes to interim consolidated condensed financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                     2001                  2000
                                                                                  -----------           -----------
Cash flows from operating activities:
    Net income                                                                     $   42,153            $  179,755
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation, amortization, and impairment
               loss                                                                   138,645               173,426
            (Increase) decrease in inventories                                        (25,044)               31,690
            Increase in other current assets                                          (48,624)              (17,938)
            Increase (decrease) in accounts payable                                    24,572              (307,248)
            Increase in accrued expenses                                               47,963                   902
                                                                                   ----------            ----------

Net cash provided by operating activities                                             179,665                60,587
                                                                                   ----------            ----------

Cash flows from investing activities:
    Purchases of property and equipment                                               (22,174)              (54,966)
    (Increase) decrease in other assets                                                11,322                  (489)
                                                                                   ----------            ----------

Net cash used in investing activities                                                 (10,852)              (55,455)
                                                                                   ----------            ----------

Cash flows from financing activities:
    Principal payments on long-term debt                                                   --                (3,192)
    Principal payments on obligations under
        capital leases                                                                (21,473)              (23,642)
                                                                                   ----------            ----------

Net cash used in financing activities                                                 (21,473)              (26,834)
                                                                                   ----------            ----------

Net increase (decrease) in cash and cash
    equivalents                                                                       147,340               (21,702)

Cash and cash equivalents, beginning of period                                        500,986               687,386
                                                                                   ----------            ----------

Cash and cash equivalents, end of period                                           $  648,326            $  665,684
                                                                                   ==========            ==========

       See notes to interim consolidated condensed financial statements.

                    SFORZA ENTERPRISES INC. AND SUBSIDIARIES

    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Basis of Presentation
     ---------------------

The consolidated condensed financial statements of Sforza Enterprises Inc. and subsidiaries (the Company) as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results of the interim period ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 2001.

     Amortization
     ------------

Amortization of goodwill (included in the other assets) is provided using the straight-line method over eight years


     Income Taxes
     ------------

As of March 31, 2001, the Company has loss carryforwards approximating $1,700,000, which expire through 2018. The tax benefits from the operating loss carryforwards are offset by valuation allowances and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.


     Net Income per Common Share
     ---------------------------

Net income per common share is computed in accordance with Financial Accounting Standards Board Statement Number 128. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the three months ended March 31, 2001 and 2000, since the exercise prices exceed the average market price.

     Sale of Sushi Restaurant
     ------------------------

As of March 31, 2000, the Company recorded an impairment of loss of $30,000 due to the sale of the business and assets of its sushi restaurant on May 1, 2000. Total proceeds from the sale of the sushi restaurant, which opened in January 2000, approximated $220,000. The restaurant lease was assigned to the purchaser; however, the Company remains contingently liable for payments due under the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation", which are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors created thereby. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Sforza Enterprises Inc. and its subsidiaries to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which cause the temporary underutilization of outdoor patio seating available at several of the Company's restaurants; events which increase the cost to develop and/or delay the development and opening of new restaurants; changes in the availability and/or cost of raw materials, labor, and other resources necessary to operate the Company's restaurants; the success of operating initiatives; depth of management; adverse publicity; technological difficulties associated with the Company's management information systems; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company's expanded restaurant operations; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company's assets; the amount of, and any changes to, tax rates; and other factors mentioned in this Form 10-QSB and the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

     General Comments

Sforza Enterprises Inc. and subsidiaries (the Company) operate Sforza Ristorante, a full-service northern Italian restaurant, and My Martini Grille, a full-service up-scale grill. Both restaurants are located in downtown West Palm Beach, Florida. In addition, ___ the Company also owns and operates three Max's Grille Restaurants, full-service casual fine-dining restaurants, located in separate South Florida locations. During January 2000, the Company opened Sushi Rok, a sushi restaurant that was sold to a third party on May 1, 2000 (see discussion of sale of sushi restaurant below). A summary of restaurants owned and operated by the Company at March 31, 2001 follows:


    Restaurant Name                                Location                                Date Opened
    ---------------                                --------                                -----------
    Sforza Ristorante                West Palm Beach, Florida                              February 1996
    My Martini Grille                West Palm Beach, Florida                              February 1997
    Max's Beach Place
      Restaurant                     Ft. Lauderdale Beach, Florida                         April 1997
    Max's Grille Las
      Olas Riverfront                Downtown Ft. Lauderdale, Florida                      June 1998
      Restaurant
    Max's Grille                     Weston (West Broward County), Florida                 October 1998
      Restaurant

Results of Operations

The following table presents, for the periods indicated, the consolidated statements of operations for the Company expressed as percentages of total revenue. The results of operations for the three months ended March 31, 2001 are not necessiarily indicative of the results to be expected for the year ending December 31, 2001:
                                                    Three Months Ended March 31,
                                                        2001            2000
                                                      ----------     ----------

Net sales                                               100.0%          100.0%
                                                        -----           -----

Cost and expenses:
    Cost of sales                                        48.9            48.0
    Operating expenses                                   45.8            43.0
    Depreciation, amortization, and impairment loss       4.3             4.6
    Interest expense                                       .2              .3
                                                        -----           -----

       Total cost and expenses                           99.2            95.9
                                                        -----           -----

Operating income                                           .8             4.1

Other income, net                                          .5              .7
                                                        -----           -----

    Income before income taxes                            1.3             4.8

Income taxes                                               --              --
                                                        -----           -----

       Net income                                         1.3%            4.8%
                                                        =====           =====


Net Sales

The Company's net sales consist of the food and beverage sales realized by the restaurants it owns and operates. The Company operated two West Palm Beach, Florida restaurants, Sforza Ristorante and My Martini Grille, and the three Max's Grille restaurants during both periods presented above, and operated the sushi restaurant during the period ended March 31, 2000. Net sales decreased from $3,748,476 for the three months ended March 31, 2000 to $3,202,710 for the three months ended March 31, 2001, representing a decrease of 14.6%. The decrease in net sales from 2000 to 2001 was principally due to a decline in sales at the West Palm Beach restaurants as a result of increased competition and the sales generated by the sushi restaurant during the three months ended March 31, 2000 for which there are no comparable amounts in 2001. The combined net sales for Sforza Ristorante and My Martini Grille decreased by $390,855 for the three months ended March 31, 2001 from the comparable period in 2000. Net sales attributable to the three Max's Grille Restaurants included in the Company's net sales were $2,574,406 for the three months ended March 31, 2001 and $2,550,234 for the comparable period in 2000. Net sales from the sushi restaurant were $179,083 for the three months ended March 31, 2000.

Cost of Sales

Cost of sales includes the cost of food and beverages sold and the salaries and wages related to food preparation and service. Cost of sales decreased from $1,801,477 for the three months ended March 31, 2000 to $1,564,288 for the three months ended March 31, 2001, a 13.2% decrease. This principally results from decreased sales at Sforza Ristorante and My Martini Grille during the three months ended March 31, 2000 and the sales at Sushi Rok for the three months ended March 31, 2000 for which there are no comparable amounts in 2001.

Cost of sales, as a percentage of net sales, was 48.9% for the three months ended March 31, 2001 and 48.0% for the three months ended March 31, 2000. The cost of sales percentage for the three Max's Grille Restaurants was 47.9% for the three months ended March 31, 2001 and 47.4% for the three months ended March 31, 2000. The combined cost of sales percentage for the West Palm Beach restaurants for the three months ended March 31, 2001 and March 31, 2000 was 52.2% and 44.9%, respectively. Management is continuing its evaluation of the menu offerings and pricing structure for all of its restaurants in order to maximize their sales and profits.


Operating Expenses

Operating expenses include other salaries and wages, rent and other occupancy expenses, advertising, repairs and maintenance, general supplies, and administrative expenses. Operating expenses decreased by $141,947 from $1,609,822 for the three months ended March 31, 2000 to $1,467,875 for the three months ended March 31, 2001, a 8.8% decrease. This decrease is primarily due to the additional expenses incurred to operate the sushi restaurant during the three months ended March 31, 2000 that are not recurring in 2001. Operating expenses totaled 45.8% and 43.0% of net sales for the three months ended March 31, 2001 and 2000, respectively.


Depreciation, Amortization, and Impairment Loss

Depreciation and amortization totaled $138,645 for the three months ended March 31, 2001 and $143,426 for the three months ended March 31, 2000. Amortization of goodwill associated with the purchase of the Max's Grille Restaurants totaled $27,970 for each of the three months ended March 31, 2001 and 2000. In addition, an impairment loss of $30,000 was recorded in the three months ended March 31, 2000 relating to the subsequent sale of the sushi restaurant (see "Sale of Sushi Restaurant" below).


Other Income

Other income for the three months ended March 31, 2001 and 2000 principally consists of interest earned.

Income Taxes

The Company reported a net loss for federal income tax purposes for the year ended December 31, 2000 and, at March 31, 2001, has available net operating loss carryforwards approximating $1,700,000 which may be used to reduce future taxable income. The tax benefits from the operating loss carryforwards were offset by valuation allowances at March 31, 2001 and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. The benefit of the loss carryforwards will be recognized in the Company's financial statements when management determines that it is more likely than not that such losses will be realized.


Interest Expense

Interest incurred principally relates to capital leases for equipment.


Net Income

As a result of the above, the Company's net income was $42,153 and $179,755 for the three months ended March 31, 2001 and 2000, respectively.


Sale of Sushi Restaurant

As of March 31, 2000, the Company recorded an impairment of loss of $30,000 due to the sale of the business and assets of its sushi restaurant on May 1, 2000. Total proceeds from the sale of the sushi restaurant, which opened in January 2000, approximated $220,000. The restaurant lease was assigned to the purchaser; however, the Company remains contingently liable for payments due under the lease.


Liquidity and Capital Resources

Two of the Company's operating restaurants at March 31, 2001 are located in West Palm Beach, Florida and the three Max's Grille Restaurants are located in Broward County, Florida. All of the restaurants are subject to the relative seasonality of the tourist industry in South Florida. Restaurant sales are expected to be brisk in the tourist season which is generally from mid-fall to mid-spring and slower during the off-season. Proceeds from the sale of the sushi restaurant on May 1, 2000 (see "Sale of Sushi Restaurant" above) were used to pay related liabilities. The Company expects to use cash reserves or working capital generated during its busy season to fund its operations during the off-season.

The Company's principal financing for the construction and opening of the five restaurants that it owns and operates as of March 31, 2001 was principally provided by public and private common stock offerings.

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


                         SFORZA ENTERPRISES INC.

                         Date:  May 3, 2001



                         By: /s/ Tony Visone
                            ----------------------------------------------------
                         Tony Visone, President



                         By: /s/ Vincent Holland
                            ----------------------------------------------------
                         Vincent Holland, Chief Financial and Accounting Officer